Form 10-Q
period 2001-09-29
DUANE READE REALTY INC; DUANE READE INTERNATIONAL INC; DUANE READE INC; DUANE READE; DRI I INC
filed 2001-11-13
CIK 1095723, 1095722, 895364, 895366, 1052796

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 29, 2001.	Commission file number 333-41239

DUANE READE INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3164702
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade International, Inc*	Delaware	22-3672347
Duane Reade Realty, Inc *	Delaware	13-4074383

*  Guarantors with respect to the Company's 9¼% Senior Subordinated Notes due 2008

440 Ninth Avenue New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 273-5700

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange. Inc.
9¼% Senior Subordinated Notes due 2008	None

Securities registered pursuant to Section 12 (g) of the Act:
None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Common Stock outstanding as of November 9, 2001:  23,328,317

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Duane Reade Inc.
Consolidated  Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept 29, 2001	Sept 23, 2000	Sept 29, 2001	Sept 23, 2000

Net sales	$279,433	$242,978	$843,460	$712,803
Cost of sales	213,614	178,291	641,768	533,039

Gross profit	65,819	64,687	201,692	179,764

Selling, general & administrative expenses	42,974	38,227	130,870	111,772
Depreciation and amortization	6,685	6,167	19,745	18,161
Store pre-opening expenses	482	327	1,381	1,078
	50,141	44,721	151,996	131,011

Operating income	15,678	19,966	49,696	48,753
Interest expense, net	5,099	9,011	21,834	26,045

Income before income taxes	10,579	10,955	27,862	22,708
Income taxes	4,224	4,729	11,649	9,583

Income before extraordinary charge	6,355	6,226	16,213	13,125
Extraordinary charge, net of income taxes	-	-	1,491	-

Net income	$6,355	$6,226	$14,722	$13,125

Per Common Share – Basic

Income before extraordinary charge	$0.28	$0.35	$0.80	$0.75
Extraordinary charge, net of income taxes	-	-	0.07	-
Net income	$0.28	$0.35	$0.73	$0.75

Weighted Average Common Shares Outstanding	22,933	17,824	20,254	17,578

Per Common Share – Diluted

Income before extraordinary charge	$0.27	$0.34	$0.77	$0.72
Extraordinary charge, net of income taxes	-	-	0.07	-
Net income	$0.27	$0.34	$0.70	$0.72

Weighted Average Common Shares Outstanding	23,781	18,555	21,168	18,344

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data.)

	Sept 29, 2001	December 30, 2000
	(Unaudited)
ASSETS
Current Assets
Cash	$1,095	$979
Receivables	69,782	48,953
Inventories	209,753	172,568
Deferred income taxes	8,831	13,023
Prepaid expenses and other current assets	7,425	8,770
TOTAL CURRENT ASSETS	296,886	244,293

Property and equipment, net	128,700	107,883
Goodwill, net of accumulated amortization of $34,327 and $31,020	156,819	152,951
Deferred income taxes	4,352	8,852
Other assets	69,797	56,951
TOTAL ASSETS	$656,554	$570,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$51,235	$47,575
Accrued interest	3,756	8,394
Other accrued expenses	24,101	19,830
Current portion of long-term debt	7,758	12,325
Current portion of capital lease obligations	458	1,703
TOTAL CURRENT LIABILITIES	87,308	89,827

Long-term debt, less current portion	253,840	337,913
Capital lease obligations, less current portion	843	1,060
Other non-current liabilities	38,655	27,633
TOTAL LIABILITIES	380,646	456,433

Stockholders' equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	-	-
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding 23,102,641 and 18,232,339 shares	231	182
Paid-in capital	304,801	154,536
Accumulated other comprehensive loss	(3,623)	-
Accumulated deficit	(25,501)	(40,221)
TOTAL STOCKHOLDERS' EQUITY	275,908	114,497

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$656,554	$570,930

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the 39 Weeks Ended
	Sept 29, 2001	Sept 23, 2000
Cash flows (used in) provided by operating activities:
Net income	$14,722	$13,125
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	11,155	10,118
Amortization of goodwill and other intangibles	9,784	9,298
Deferred tax provision	11,974	9,493
Extraordinary charge	1,491	-
Non-cash rent expense	4,142	3,623
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	(11,997)	(7,194)
Inventories	(37,192)	(19,095)
Accounts payable	3,660	932
Prepaid and accrued expenses	(6,750)	(5,796)
Increase in other (assets) liabilities, net	(5,235)	(7,552)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,246)	6,952

Cash flows used in investing activities:
Lease acquisition and other costs	(4,391)	(1,640)
Capital expenditures	(31,883)	(19,210)
NET CASH USED IN INVESTING ACTIVITIES	(36,274)	(20,850)

Cash flows from financing activities:
Proceeds from equity offering	130,446	-
Net borrowings (repayments) – term loans	(99,640)	2,562
Net borrowings (repayments) – revolving credit facility	11,000	13,500
Exercise of stock options	2,181	582
Financing costs	(1,889)	(1,177)
Repayments of capital lease obligations	(1,462)	(1,412)
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,636	14,055

Net increase in cash	116	157
Cash at beginning of period	979	1,013
Cash at end of period	$1,095	$1,170

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The Unaudited Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring items) which, in the opinion of management, are necessary to present fairly the results of operations, financial position and cash flows of Duane Reade Inc. (the “Company”), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 30, 2000.  These financial statements should be read in conjunction with the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 30, 2000.  The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Certain prior year amounts have been reclassified to conform to the current year presentation.  Cost of sales includes all store occupancy related costs and expenses, lease and sublease related income, income from sales of market related data and warehouse expenses.  Earnings per share amounts are calculated based on the weighted average shares outstanding and may not add due to rounding. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Unaudited Consolidated Financial Statements present the combined assets and operations of the subsidiary guarantors.

2. World Trade Center Disaster and Related Business Interruption and Property Losses

On September 11, 2001, as a result of the terrorist attack on the World Trade Center in lower Manhattan, the Company lost all of its inventory and other property and equipment in its World Trade Center location and lost a portion of its inventory and other property in several other locations. The Company also experienced substantial business disruption resulting from the permanent loss of two stores and temporary closings of 20 additional stores during the period immediately following the attacks. The Company believes that it is fully insured for its property and business interruption losses in connection with this event, as well as the extra costs to return temporarily closed stores to normal operations. As of September 29, 2001 all of the temporarily closed stores had reopened. At September 29, 2001, the Company had recognized an insurance claim receivable of $4.2 million representing the portion of its identified property losses deemed fully recoverable. Expected insurance recoveries for the business interruption portion of the Company’s insurance claim will be recognized when collection of such recoveries is assured.

3. Completed Follow-on Equity Offering

On May 14, 2001, the Company filed a Form S-3 registration statement for a public equity offering (the “Offering”) of 4,000,000 primary shares of its common stock (the “Primary Shares”) and 3,000,000 secondary shares of its common stock. The underwriting agreement for this offering also provided the underwriters with a 30-day option to purchase up to an additional 1,050,000 secondary shares (“Additional Secondary Shares” and collectively with the 3,000,000 secondary shares, the “Secondary Shares”) to cover over-allotments of shares.  The Offering was declared effective by the Securities and Exchange Commission on June 7, 2001 and was priced at $34.50 per share to the public with underwriting discounts and commissions of $1.66 per share that resulted in proceeds of $32.84 per share to the Company and the selling stockholders.  The Offering was closed on June 13, 2001 and resulted in $130.4 million net proceeds to the Company after deducting various expenses related to the Offering.  In addition, the Company received proceeds of $0.5 million related to the exercise of stock options related to a portion of the shares of selling stockholders sold as Secondary Shares in the Offering.  The net proceeds to the Company from the sale of the Primary Shares, together with the proceeds it received from the related exercise of stock options, were used to repay a portion of amounts outstanding under the Company’s credit agreement (the “Senior Credit Agreement”), as amended, by and among Duane Reade (and its affiliates), Credit Suisse First Boston (“CSFB”), as syndication agent for the lenders thereunder, and Fleet National Bank (“Fleet”), as administrative agent for the lenders thereunder. The Secondary Shares were sold by certain selling stockholders primarily affiliated with private equity funds managed by CSFB, as well as by certain management investors.

4. Extraordinary Charge

In the second quarter, in connection with the Offering and the related refinancing of a portion of the Company’s outstanding term loans under its Senior Credit Agreement, the Company recorded a $1.5 million extraordinary charge, net of an income tax benefit of $1.1 million, representing the accelerated amortization of deferred financing costs associated with the portion of outstanding term loans retired or refinanced as a result of the completed Offering and related debt refinancing.

5. Net Income per Common Share

Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 128 “Earnings Per Share.”  Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive potential common shares include shares issuable upon exercise of the Company’s "in-the-money" stock options.  Of the options to purchase 2,286,143 and 2,367,101 shares of common stock outstanding at September 29, 2001 and September 23, 2000, respectively, options to purchase 45,156 shares at September 29, 2001 and 659,168 shares at September 23, 2000 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares.

The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept 29, 2001	Sept 23, 2000	Sept 29, 2001	Sept 23, 2000

Income before extraordinary charge	$6,355	$6,226	$16,213	$13,125
Extraordinary charge, net of income taxes	-	-	1,491	-
Net Income	$6,355	$6,226	$14,722	$13,125

Weighted average number of common shares outstanding during the period – basic	22,933	17,824	20,254	17,578
Potential dilutive shares	848	731	914	766
Weighted average number of shares outstanding – diluted	23,781	18,555	21,168	18,344

Per common share – basic

Income before extraordinary charge	$0.28	$0.35	$0.80	$0.75
Extraordinary charge, net of income taxes	-	-	0.07	-
Net income	$0.28	$0.35	$0.73	$0.75

Per common share – diluted

Income before extraordinary charge	$0.27	$0.34	$0.77	$0.72
Extraordinary charge, net of income taxes	-	-	0.07	-
Net income	$0.27	$0.34	$0.70	$0.72

6. Income Taxes

Income taxes are recorded based on the estimated effective tax rate expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate is greater than the statutory rate, primarily reflecting the impact of non-deductible goodwill and state taxes.

7. Acquisitions

During the first nine months of fiscal 2001, the Company acquired certain assets of sixteen separate independently owned pharmacy establishments.  The total cost of these acquisitions, which was principally paid for by the issuance of common stock, was $18.6 million and was allocated as follows: identified intangibles ($13.6 million), goodwill ($8.7 million), inventory ($2.3 million), property and equipment ($1.5 million) and other assets ($0.3 million), net of the current liability for the balance of a purchase price payable ($4.5 million) and accruals for expenses and liabilities assumed ($3.3 million).  For the 13 weeks ended September 29, 2001, the Company acquired certain assets of six pharmacy establishments at a total cost of $10.7 million. Goodwill of $8.2 million related to acquisitions completed after June 30, 2001 has been recognized in accordance with Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets” respectively. Under FAS 142, goodwill acquired in business combinations for which the acquisition date is after June 30, 2001 is not amortized. The operations of the acquired stores have been included in the consolidated financial statements from the dates of the acquisitions. The pro forma impact of these acquisitions was not material to sales or results of operations of the Company for the thirteen or thirty-nine week periods ended September 29, 2001.

8. Newly Adopted Accounting Standards

Financial Accounting Standards Board Pronouncement No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” requires companies to disclose the nature and substance of derivative instrument transactions in which they may engage and to record in their financial statements the fair value of derivative assets and liabilities.  At September 29, 2001, the Company has reflected a tax-affected loss on an interest rate swap transaction of $3.6 million in the “Accumulated other comprehensive loss” component of Shareholders’ Equity, in accordance with FAS 133’s provisions related to cash flow hedges.

The Company maintains an interest rate risk management strategy that allows for the use of derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company’s specific goals are (1) to manage interest rate sensitivity by modifying the maturity characteristics of certain of its debt instruments and (2) to lower (where possible) the cost of borrowed funds. The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rates. The resulting cost of funds is lower than it would have been had fixed rate borrowings been issued directly. As a result of applying the net proceeds of $130.4 million from the completed Offering to retirement of outstanding variable rate debt, after the effects of the interest rate swaps have been considered, all but $8.1 million of the remaining $158.1 million of Senior Credit Agreement outstanding term loans at September 29, 2001 were effectively hedged to fixed rates.

Due to the volatile nature of short-term interest rates, the Senior Credit Agreement allows for some latitude with respect to the Company’s ability to engage in transactions aimed at minimizing a portion of the risk associated with the fluctuation in short-term interest rates. In November 2000, the Company purchased a two-year interest rate swap agreement with a notional amount of $150.0 million of floating rate term loan borrowings.  This swap agreement, which became effective on January 12, 2001, effectively served to convert this floating rate component of the Company’s debt structure to a fixed rate of 5.8075% plus the applicable margins as defined in the Senior Credit Agreement.  It is likely that the Company will continue to engage in transactions involving swaps, hedges and other types of derivative instruments in a continuing effort to moderate and minimize the effects of changes in short-term interest rates.

During the third quarter, the Company adopted Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142) “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively, for acquisitions completed after June 30, 2001 (See Note No. 7 “Acquisitions”). This adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.  Beginning in fiscal 2002, the Company expects that the annual goodwill amortization will be reduced by approximately $4.4 million upon the adoption of FAS 142 for acquisitions completed prior to July 1, 2001.

9. Credit Facility

On July 10, 2001, The Company entered into the Fourth Amended and Restated Credit Agreement.  The Fourth Amended and Restated Credit Agreement resulted in a refinancing of our outstanding Term B and Term C loans into a new Term B loan with reduced LIBOR margins and an extended maturity date. The Fourth Amended and Restated Credit Agreement was made possible as a result of the completed Offering and related improvement in the Company’s leverage ratios.  As of September 29, 2001, the outstanding balances of the Term A and Term B loans were $18.9 million and $139.2 million, respectively. The LIBOR margin on the new Term B loan was reduced to 2.50% from 3.00% on the Term B and Term C loans in effect prior to the refinancing. Additionally, the Fourth Amended and Restated Credit Agreement provides for an increase in permitted revolver borrowings from $60.0 to $100.0 million of which $80.0 million was made available as of the date of the refinancing. Annual permitted capital expenditures were increased from $30.0 to $50.0 million and certain restrictive covenants were modified to provide the Company with additional flexibility.

10. Other Events

During the third quarter, the Company concluded the settlement of an arbitration proceeding related to the 1998 acquisition of Rock Bottom Stores, Inc. The Company recorded a current receivable of $6.0 million representing proceeds to be received under this settlement. The settlement proceeds were received in full on October 4, 2001. The settlement was allocated to litigation related costs ($3.5 million), goodwill ($1.5 million), and interest income ($1.0 million).

During the third quarter, the Company ceased operations in one former Rock Bottom store located in Bellmore, Long Island. As a result of this transaction, we incurred a loss of $0.2 million on the transfer of inventory and other assets which was reflected in selling, general and administrative expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

The information contained herein includes certain forward-looking statements that involve a number of risks and uncertainties. A number of facts could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the drugstore industry in general and in the Company's specific market area; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbance; changes in the Company’s acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will,” "should," "seeks,” "pro forma,” "anticipates," "intends" or the negative of any thereof or other variations thereon or comparable terminology, or by discussion of strategy or intentions.  Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following sets forth the results of operations as a percentage of sales for the periods indicated.

	13 Weeks Ended		39 Weeks Ended
	Sept 29, 2001	Sept 23, 2000	Sept 29, 2001	Sept 23, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4	73.4	76.1	74.8
Gross profit	23.6	26.6	23.9	25.2
Selling, general and admin expenses	15.4	15.7	15.5	15.7
Depreciation & amortization	2.4	2.5	2.3	2.5
Store pre-opening expense	0.2	0.1	0.2	0.2
Operating income	5.6	8.3	5.9	6.8
Interest expense, net	1.8	3.7	2.6	3.7
Income before income taxes	3.8	4.6	3.3	3.1
Income taxes	1.5	1.9	1.4	1.3
Income before extraordinary charge	2.3	2.7	1.9	1.8
Extraordinary charge, net of income taxes	-	-	0.2	-
Net income	2.3%	2.7%	1.7%	1.8%

Thirteen Weeks Ended September 29, 2001 versus Thirteen Weeks September 23, 2000

On September 11, 2001, as a result of the terrorist attack on the World Trade Center in lower Manhattan, the Company lost all of its inventory and other property and equipment in its World Trade Center location and lost a portion of its inventory and other property in several other locations. The Company also experienced substantial business disruption resulting from the permanent loss of two stores and temporary closings of 20 additional stores during the period immediately following the attacks. The Company believes that it is fully insured for its property and business interruption losses in connection with this event as well as the extra costs to return temporarily closed stores to normal operations. As of September 29, 2001 all of the temporarily closed stores had reopened. At September 29, 2001, the Company had recognized an insurance claim receivable of $4.2 million representing the portion of its identified property losses deemed fully recoverable. Business interruption losses related to lost sales, resultant lower gross profit, and increased expenses that primarily resulted from the lost stores and temporary store closings during this period have been reflected in results of operations.  Expected insurance recoveries for the business interruption portion of the Company’s insurance claim will be recognized when collection of such recoveries is assured.

Net sales were $279.4 million in the third quarter of 2001, an increase of 15.0% over net sales of $243.0 million for the third quarter of 2000. Pharmacy sales increased from $86.5 million in the third quarter of 2000 to $109.9 million in the third quarter of 2001, an increase of 27.1%, and represented 39.3% of total sales, while front-end sales increased from $156.5 million in the third quarter of 2000 to $169.5 million in the third quarter of 2001, an increase of 8.3%, and represented 60.7% of total sales.  For the third quarter of 2001, third-party reimbursed pharmacy sales represented 86.9% of total pharmacy sales, as compared to 84.0% in the third quarter of 2000. The increase in total sales over last year was attributable to the full quarterly impact of seven stores opened during the third quarter of 2000 and sales from 27 net new stores opened since the third quarter of 2000, combined with increased comparable store sales, for the ten week period preceding the World Trade Center disaster, of 7.5%, including increases in pharmacy and front-end same store sales of 17.5% and 3.0%, respectively. For the three week period subsequent to the World Trade Center disaster, the two stores permanently lost and the large number of temporarily closed stores coupled with restricted access to other locations resulted in substantial declines in our normal sales trends. During the third quarter of 2001 we opened nine stores, compared to seven store openings in last year’s third quarter.  In addition to the two stores lost as a result of the World Trade Center disaster, we closed one additional store, compared to one store closure during the third quarter of 2000.  At September 29, 2001, we operated 193 stores, versus 166 at September 23, 2000.

Cost of sales as a percentage of net sales increased to 76.4% for the third quarter of 2001 from 73.4% for the third quarter of 2000, resulting in a decrease in gross profit margin to 23.6% for the third quarter of 2001 from 26.6% for the third quarter of 2000.  This decrease was attributable to a variety of factors primarily resulting from the World Trade Center disaster, including reduced customer demand for higher margin discretionary purchases and lower levels of vendor income from sales related rebates and allowances, partially offset by increased income associated with proceeds received from sales of market related data. Cost of sales also reflects higher estimates of inventory shrink losses. In addition, gross margins declined due to the impact of an increased proportion of lower margin pharmacy and third-party reimbursed pharmacy sales in relation to front-end sales.

Selling, general and administrative expenses were $43.0 million, or 15.4% of net sales, and $38.2 million, or 15.7% of net sales, in the third quarters of 2001 and 2000, respectively.  The decrease in these expenses as a percentage of sales is primarily due to reductions in earnings-based incentive compensation and related benefit costs.

Depreciation and amortization of intangibles in the third quarters of 2001 and 2000 were $6.7 million and $6.2 million, respectively.  This increase resulted primarily from increases in the amortization of pharmacy customer lists and lease acquisition costs for pharmacy acquisitions completed since the third quarter of 2000, combined with incremental depreciation expenses related to capital expenditures in 2000 and 2001.

We incurred store pre-opening expenses of $0.5 million during the third quarter of 2001 related to the opening of nine stores.  During the comparable period last year, we incurred pre-opening expenses of $0.3 million related to the opening of seven stores.

Net interest expense decreased 43.4% to $5.1 million in the third quarter of 2001 from $9.0 million in the third quarter of 2000.  This decrease was primarily attributable to the second quarter repayment of $130.4 million of senior debt from the proceeds from sales of Primary Shares in the Offering, which is more fully described in the section entitled “Liquidity and Capital Resources” beginning on page 12.  In addition, interest expense was reduced by $1.0 million in interest income associated with the settlement of an arbitration proceeding related to the 1998 acquisition of Rock Bottom Stores.

Our income before income taxes in the third quarter of 2001 decreased 3.4% to $10.6 million from $11.0 million in the third quarter of 2000, reflecting the factors discussed above.

In the third quarter of 2001, we recorded an income tax provision of $4.2 million, reflecting an estimated annual effective tax rate of 43.0%, reduced by $0.3 million of employment tax credits. In the comparable period last year, the income tax provision of $4.7 million reflected an estimated effective tax rate of 44.0%, reduced by employment tax credits of $0.1 million.

Our net income was $6.4 million in the third quarter of 2001, compared to $6.2 million in the third quarter of 2000, reflecting the decline in pre-tax income, offset by the tax provision reduction of $0.5 million.

Thirty-Nine Weeks Ended September 29, 2001 versus Thirty-Nine Weeks Ended September 23, 2000

Net sales were $843.5 million in the first nine months of 2001, an increase of 18.3% over net sales of $712.8 million for the first nine months of 2000. Pharmacy sales increased from $250.1 million in the first nine months of 2000 to $324.7 million in the first nine months of 2001, an increase of 29.8%, and represented 38.5% of total sales, while front-end sales increased from $462.7 million in the first nine months of 2000 to $518.8 million in the first nine months of 2001, an increase of 12.1%, and represented 61.5% of total sales.  For the first nine months of 2001, third-party reimbursed pharmacy sales represented 86.5% of total pharmacy sales, as compared to 84.0% in the first nine months of 2000. The increase in total sales over last year was attributable to increased comparable store sales, for the thirty-six weeks preceding the World Trade Center disaster, of 7.9%, including increases in pharmacy and front-end same store sales of 17.2% and 2.8%, respectively, combined with the impact of sales from 27 net new stores opened since the third quarter of 2000, offset by lower sales volume after the September 11, 2001 terrorist attack. We opened twenty-four stores and closed three stores during the first nine months of 2001, compared to eighteen store openings and one store closure during the first nine months of 2000.

Cost of sales as a percentage of net sales increased to 76.1% for the first nine months of 2001 from 74.8% for the first nine months of 2000, resulting in a decrease in gross profit margin to 23.9% for the first nine months of 2001 from 25.2% for the first nine months of 2000.  This decrease was primarily attributable to an increased proportion of lower margin pharmacy and third-party reimbursed pharmacy sales in relation to front-end sales, and was further affected by the impact of the factors described above relative to the third quarter.

Selling, general and administrative expenses were $130.9 million, or 15.5% of net sales, and $111.8 million, or 15.7% of net sales in the first nine months of 2001 and 2000, respectively.  The decrease in these expenses as a percentage of sales reflected the leveraging of expenses against maturing and new store sales growth as well as reductions in earnings-based incentive compensation and related benefits costs.

Depreciation and amortization of intangibles in the first nine months of 2001 and 2000 were $19.7 million and $18.2 million, respectively.  This increase resulted primarily from increases in the amortization of pharmacy customer lists and lease acquisition costs for pharmacy acquisitions completed since the third quarter of 2000, combined with incremental depreciation expenses related to capital expenditures in 2000 and 2001.

We incurred store pre-opening expenses of $1.4 million during the first nine months of 2001 related to the opening of 24 stores. Pre-opening costs of $1.1 million were incurred during the first nine months of 2000 for the opening of eighteen stores

Net interest expense decreased 16.2% to $21.8 million in the first nine months of 2001 from $26.0 million in the first nine months of 2000.  This decrease was primarily attributable to the second quarter repayment of $130.4 million of senior debt from the proceeds from sales of the Primary Shares in the Offering, which is more fully described in the section entitled “Liquidity and Capital Resources.”  In addition, interest expense benefited from $1.0 million of interest income associated with the settlement of an arbitration proceeding related to the 1998 acquisition of Rock Bottom Stores, Inc. and a continuing decrease in short-term interest rates that reduced the interest rates on $8.1 million of our floating rate term borrowings and all of our revolving loans under the Senior Credit Agreement.

Our income before income taxes in the first nine months of 2001 increased 22.7% to $27.9 million from $22.7 million in the first nine months of 2000, reflecting increased sales and related gross profit dollars and reduced interest costs, partially offset by increases in selling, general and administrative expenses and the third quarter impact of business interruption associated with the World Trade Center disaster (as more fully described under our Discussion and Analysis of Results of Operations for the 13 weeks ended September 29, 2001).

In the first nine months of 2001, we recorded an income tax provision of $11.6 million, reflecting an estimated annual effective tax rate of 43.0%, partially offset by $0.3 million of employment-related tax credits. In the comparable period last year, the income tax provision of $9.6 million reflected an estimated effective tax rate of 44.0%, offset by $0.4 million of employment-related tax credits.

During the first nine months of 2001, we recorded an extraordinary charge of $1.5 million, net of an income tax benefit of $1.1 million, reflecting the accelerated amortization of deferred financing costs related to (a) the portion of our Senior Credit Agreement which was repaid with the proceeds of the Primary Shares under the Offering, and (b) the remaining portion of our Term B and Term C loans that were refinanced as a result of the completed Offering and related debt refinancing.

Our net income was $14.7 million in the first nine months of 2001, compared to $13.1 million in the first nine months of 2000, reflecting the improvement in pre-tax income, partially offset by the incremental tax provision of $2.0 million and the extraordinary charge of $1.5 million described above.

Liquidity and Capital Resources

On June 13, 2001, we completed a public offering (the “Offering”) of our common stock.  A total of 8,050,000 shares, including 4,000,000 primary shares (the “Primary Shares”) and 4,050,000 secondary shares (the “Secondary Shares”), were sold at a net price, after underwriting discounts and commissions, of $32.84 per share. Sales of the Primary Shares resulted in net proceeds of $130.4 million to the Company, after underwriting discounts, commissions and expenses connected with the Offering.  The Secondary Shares were composed of 3,740,000 shares owned by private equity funds managed by Credit Suisse First Boston Corporation, 228,000 shares representing options exercised by members of our management team and 82,000 shares owned by the same members of management. The exercise of options by selling stockholders generated additional proceeds to the Company of $0.5 million. The combined proceeds of this transaction of $130.9 million were used to reduce the outstanding balances of the term and revolving loans under the Senior Credit Agreement by $91.5 million and $39.4 million respectively.

Working capital was $209.6 million as of September 29, 2001 and $154.5 million as of December 30, 2000. The increase was primarily due to increases in inventory related to the opening of twenty-four additional stores during the first nine months of 2001 and higher inventory levels attributable to the business interruption associated with the World Trade Center disaster, combined with an increase in accounts receivable reflecting the settlement of an arbitration proceeding related to the 1998 purchase of Rock Bottom Stores, Inc., as well as the anticipated insurance recovery of property-related damages incurred in the World Trade Center disaster. Working capital was also higher than at December 30, 2000 due to a reduction in the current portion of outstanding term loans payable under the Senior Credit Agreement resulting from the Offering. This was partially offset by a reduction in the current portion of the deferred tax asset related to the current year’s tax provision and an increase in accounts payable related to the additional inventory purchased during the period.

For the first nine months of 2001, net cash used by operating activities was $4.2 million, as compared to net cash provided by operating activities of $7.0 million in the first nine months of 2000. The decrease was primarily due to the higher investment in working capital described above.

For the 39 weeks ended September 29, 2001, our EBITDA (earnings before interest, taxes, depreciation, amortization and deferred rent charges) increased by 4.1% to $73.4 million, or 8.7% of sales, compared to $70.5 million, or 9.9% of sales, in the first nine months of 2000.

Net cash used in investing activities was $36.3 million during the first nine months of 2001, compared to $20.8 million during the first nine months of 2000.  In the first nine months of 2001, capital expenditures, primarily related to new store openings and the remodeling of existing locations, amounted to $31.9 million, while lease and pharmacy customer file acquisition costs accounted for $4.4 million of cash used in investing activities.  In the first nine months of 2000, $19.2 million was spent on capital expenditures and $1.6 million on lease and pharmacy customer file acquisition costs.

Net cash provided by financing activities was $40.6 million for the first nine months of 2001, compared to $14.1 million for the first nine months of 2000. The increase reflects the higher level of capital expenditures, higher cash acquisition related costs and the increase in working capital investment over the prior year.

Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores.  We currently plan to open approximately 30 new stores this year, including the 24 stores opened during the first nine months, and 35 to 40 new stores in fiscal 2002. We expect to spend approximately $37.0 million in 2001 on capital expenditures, primarily for new, renovated and replacement stores, and an additional $6.0 million for lease and pharmacy customer file acquisition costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease all of our store locations.

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving and term loan borrowings under our Senior Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of our debt agreements. As of September 29, 2001, we had $23.5 million of borrowings under the revolving portion of our Senior Credit Agreement and had $55.7 million of remaining availability, net of $0.8 million of outstanding Letters of Credit.  Our ability to meet our debt service obligations and reduce our total debt will be dependent upon our future performance, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient to repay our indebtedness in the future. Substantially all of our future revolving and outstanding term loan borrowings under our Senior Credit Agreement bear interest at floating rates. There was approximately $181.6 million of floating rate debt outstanding on September 29, 2001; therefore, our financial condition will be affected by changes in prevailing interest rates. On December 20, 2000, we entered into a two-year interest rate swap in the notional amount of $150.0 million. This swap, which had an effective date of January 12, 2001, represented a hedging transaction whereby we would receive interest at a floating rate and pay interest at a fixed LIBOR rate.  The effect of this swap was to fix our interest obligations on $150.0 million of floating rate debt for two years at a LIBOR rate of 5.8075% plus the applicable margins as defined in the Senior Credit Agreement. See “Market Risk.”

The Senior Credit Agreement and the indenture relating to our senior subordinated notes contain various covenants that limit or restrict, among other things, subject to specified exceptions, our ability to make capital expenditures, incur indebtedness, permit liens on our property, enter into transactions with affiliates, make restricted payments, investments or acquisitions, enter into mergers, consolidations or dissolutions, conduct assets sales, pay dividends or distributions and enter into other specified transactions and business activities.  Financial performance covenants included in our Senior Credit Agreement include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage requirements.  At September 29, 2001, we were in compliance with all financial performance covenants.

Tax Benefits from Net Operating Losses

At December 30, 2000, we had net operating loss carryforwards, or NOLs, of approximately $23.0 million, which are due to expire in the years 2007 through 2018. These NOLs may be used to offset future taxable income through 2018 and thereby reduce or eliminate our federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended, imposes significant limitations on the utilization of NOLs in the event of an "ownership change," as defined in Section 382 of the Code. This Section 382 limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. The Section 382 limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders, including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock, exceeds 50 percentage points over a three-year testing period. Our recapitalization in 1997 caused us to experience an ownership change. As a result, we are currently subject to an annual Section 382 limitation of approximately $8.5 million in 2001 and approximately $5.1 million from 2002 to 2007 on the amount of NOLs generated prior to the recapitalization that we may use to offset future taxable income. All of the NOL's existing as of December 30, 2000 were generated prior to the 1997 recapitalization and accordingly, were subject to this limitation.  It is possible that as a result of the sale of common stock in our June 2001 offering, combined with future issuance of new shares or sales, we may incur a further ownership change.  Any additional limitation due to a further ownership change could be more restrictive than the current limitations. We cannot assure you that we will be able to use any NOLs to offset future taxable income.  Based on our recent and projected performance, however, management believes that it is more likely than not that the full value of the NOLs will be realized.

Seasonality

In general, sales of drugstore items such as prescription drugs, over-the-counter drugs and health and beauty care products exhibit limited seasonality in the aggregate, but do vary by product category. Quarterly results are primarily affected by the timing of new store openings and the sale of seasonal products, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods.

Recently Issued Accounting Pronouncements

FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as interest rate swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. As discussed in Note No. 8, “Newly Adopted Accounting Standards,” we adopted Statement No. 133 during the first quarter of 2001, but this action did not have a material impact on our consolidated financial statements.

During the third quarter, the Company adopted Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142) “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively, for acquisitions completed after June 30, 2001 (See Note No. 7 “Acquisitions”). This adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.  Beginning in fiscal 2002, the Company expects that the annual goodwill amortization will be reduced by approximately $4.4 million upon the adoption of FAS 142 for acquisitions completed prior to July 1, 2001.

Market Risk

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding under our Senior Credit Agreement was approximately $181.6 million at September 29, 2001. On December 20, 2000, we purchased a two-year interest rate swap in the notional amount of $150.0 million.  This swap, which had an effective date of January 12, 2001, represented a hedging transaction to effectively convert $150.0 million of floating rate debt to a fixed rate.  This fixed rate is equivalent to a LIBOR rate of 5.8075% plus the applicable margins described in our Senior Credit Agreement.  At September 29, 2001, the weighted average prime, 30-day and 90-day LIBOR rates in effect on the $31.6 million balance of the floating rate term and revolving debt was 3.51%. A 0.50% change in interest rates applied to the $31.6 million balance of floating rate debt would affect pre-tax annual results of operations by $0.2 million. We also have $80.0 million of senior subordinated notes outstanding at September 29, 2001, which bear interest payable semi-annually at a fixed rate of 9.25%, and are therefore not subject to risk from interest rate fluctuations.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings

                                We are a party to legal actions arising in the ordinary course of business.  Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on us.

                                During the third quarter, we entered into a settlement agreement related to an arbitration proceeding associated with a dispute arising from our 1998 acquisition of Rock Bottom Stores. Under this agreement, both parties have released each other from any and all outstanding claims in connection with this acquisition.

ITEM 2. Changes in Securities and Use of Proceeds Not applicable

ITEM 3. Defaults Upon Senior Securities Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders Not applicable

ITEM 5.  Other Information

On August 31, 2001, Duane Reade’s collective bargaining agreement with the Allied Trades Council, covering employees at approximately 140 stores, expired pursuant to its terms.  Leading up to that date and continuing thereafter, the parties have continued negotiating terms for a successor collective bargaining agreement.

ITEM 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

(i) Financial Statements

(ii) Exhibits

3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement No. 333-41239 (the “Common Stock S-1”)).
3.1(ii)

Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 dated July 22, 2001).

3.1(iii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)

Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company’s 9 ¼% Senior Subordinated Notes due 2008 (the “Notes S-1”)).

3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) to the Notes S-1).
3.3	Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 to the Notes S-1).
3.4(i)

Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company’s Annual Report on Form 10-K for the year ended December 26, 1999 (the “1999 10-K”)).

3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 to the Notes S-1).
10.1	Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2	Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3	Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
10.4	Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.5	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.7	Employment Letter Agreement, dated as of February 12, 1997, between the Company and William Tennant (incorporated by reference to Exhibit 10.7 to the Common Stock S-1).
10.8

Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).

10.9	Agreement, dated July 16, 1992, as amended, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.9 to the Common Stock S-1).
10.10

Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company, DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co., Putnam High Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital Fund L.P., Tyler International, L.P.-II, and Tyler Massachusetts, L.P. (incorporated by reference to Exhibit 10.13 to the Common Stock S-1).

10.11

Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated September 24, 1998).

10.12

Amended and Restated Borrower Security Agreement, dated as of September 11, 1998, between Duane Reade and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated September 24, 1998).

10.13

Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K dated September 24, 1998).

10.14	Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.16 to the Company’s 1998 Annual Report on Form 10-K).
10.15	Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.16	Promissory Note, dated as of June 7, 1999, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.19 to the 1999 10-K).
10.17	Promissory Note, dated as of December 30, 1999, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.20 to the 1999 10-K).
10.18

Fourth Amended and Restated Credit Agreement, dated as of July 10, 2001, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston, as the Syndication Agent for the Lenders, and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.19	First Amendment to Employment Agreement, dated March 13, 2000, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.23 to the 1999 10-K).
10.20

Agreement, dated April 1, 1999, between Duane Reade and Local 340A/340B, New York (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended September 23, 2000).

10.21	Promissory Note, dated as of January 10, 2001, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.24 to the 2000 10-K).
10.22

Second Amendment to Employment Agreement, dated May 1, 2001, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.23

Second Amendment to Employment Agreement, as amended, dated May 21, 2001, between the Company, Credit Suisse First Boston Ltd. and Anthony J. Cuti (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 dated July 22, 2001).

10.24

Employment Letter, dated June 14, 2001, between the Company and Bruce E. Schwallie (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).

(b)	Reports on Form 8-K:	None

(c)	Financial Statement Schedules:	None

Schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    November 13, 2001

DUANE READE, Inc.
(Registrant)

By:	/s/ John K. Henry
	Name:	John K. Henry
	Title:	Senior Vice President and Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 13, 2001.

SIGNATURES

TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    November 13, 2001

DRI I Inc.

By:	/s/ John K. Henry
	Name:	John K. Henry
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 13, 2001 by:

SIGNATURES

TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    November 13, 2001

DUANE READE

By:	DRI I Inc., a general partner	By:	Duane Reade Inc., a general partner

By:	/s/ John K. Henry	By:	/s/ John K. Henry
Name:	John K. Henry	Name:	John K. Henry
Title:	Senior Vice President and Chief Financial Officer	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 13, 2001 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

SIGNATURES

TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    November 13, 2001

DUANE READE REALTY, Inc.

By:	/s/ John K. Henry
	Name:	John K. Henry
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 13, 2001 by:

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    November 13, 2001

DUANE READE INTERNATIONAL, Inc.

By:	/s/ John K. Henry
	Name:	John K. Henry
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 13, 2001 by:

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)