Form 10-Q
period 2002-03-30
DUANE READE REALTY INC; DUANE READE INTERNATIONAL INC; DUANE READE INC; DRI I INC; DUANE READE
filed 2002-05-14
CIK 1095723, 1095722, 895364, 1052796, 895366

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 30, 2002.	Commission file number 333-41239

DUANE READE INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3164702
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)
DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade International, Inc*	Delaware	22-3672347
Duane Reade Realty, Inc *	Delaware	13-4074383

*
Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

440 Ninth Avenue New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 273-5700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange. Inc.
9 1/4% Senior Subordinated Notes due 2008	None

Securities registered pursuant to Section 12 (g) of the Act:
None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒        No    ☐

        The number of shares of the Common Stock outstanding as of May 10, 2002: 23,856,587

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Duane Reade Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	For the 13 Weeks Ended
	March 30, 2002	March 31, 2001
Net sales	$305,804	$271,738
Cost of sales	236,354	206,969

Gross profit	69,450	64,769

Selling, general & administrative expenses	47,678	44,545
Depreciation and amortization	6,744	6,475
Store pre-opening expenses	517	495

	54,939	51,515

Operating income	14,511	13,254
Interest expense, net	5,680	8,664

Income before income taxes	8,831	4,590
Income taxes	3,569	1,969

Income before cumulative effect of accounting change	5,262	2,621
Cumulative effect of accounting change, net of income taxes of $6,706	9,262	—

Net (loss) income	$(4,000)	$2,621

Per common share — basic
Income before cumulative effect of accounting change	$0.22	$0.14
Cumulative effect of accounting change, net of income taxes	(0.39)	—

Net (loss) income	$(0.17)	$0.14

Weighted average common shares outstanding	23,627	18,315

Per common share — diluted
Income before cumulative effect of accounting change	$0.22	$0.14
Cumulative effect of accounting change, net of income taxes	(0.38)	—

Net (loss) income	$(0.16)	$0.14

Weighted average common shares outstanding	24,272	19,184

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 30, 2002	December 29, 2001
	(Unaudited)
ASSETS
Current Assets
Cash	$1,031	$4,972
Receivables	59,623	57,085
Inventories	202,331	220,707
Deferred income taxes	15,294	14,295
Prepaid expenses and other current assets	16,378	19,412

TOTAL CURRENT ASSETS	294,657	316,471
Property and equipment, net	145,160	135,835
Goodwill, net of accumulated amortization of $35,323	159,412	158,395
Deferred income taxes	2,443	1,082
Other assets	76,128	67,202

TOTAL ASSETS	$677,800	$678,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$51,262	$69,088
Accrued interest	3,617	5,599
Other accrued expenses	27,325	19,097
Current portion of long-term debt	8,076	7,758
Current portion of capital lease obligations	288	820

TOTAL CURRENT LIABILITIES	90,568	102,362

Long-term debt, less current portion	246,644	238,401
Capital lease obligations, less current portion	10	176
Other non-current liabilities	38,657	42,839

TOTAL LIABILITIES	375,879	383,778

Stockholders' equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding 23,807,190 and 23,423,422 shares	238	234
Paid-in capital	324,040	314,060
Accumulated other comprehensive loss	(2,865)	(3,596)
Accumulated deficit	(19,492)	(15,491)

TOTAL STOCKHOLDERS' EQUITY	301,921	295,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$677,800	$678,985

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the 13 Weeks Ended
	March 30, 2002	March 31, 2001
Cash flows provided by operating activities:
Net (loss) income	$(4,000)	$2,621
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,530	3,700
Amortization of goodwill and other intangibles	2,446	3,261
Deferred tax provision	3,709	1,969
Cumulative effect of accounting change, net of tax	9,262	—
Non-cash rent expense	2,440	1,390
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	(2,538)	6,289
Inventories	3,102	(17,533)
Accounts payable	(17,826)	4,039
Prepaid and accrued expenses	2,733	(1,844)
Other assets and liabilities, net	(1,292)	(240)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,566	3,652

Cash flows used in investing activities:
Lease and customer file acquisition costs	(2,726)	(409)
Capital expenditures	(12,260)	(9,063)

NET CASH USED IN INVESTING ACTIVITIES	(14,986)	(9,472)

Cash flows from financing activities:
Repayments of term loans	(1,939)	(3,138)
Net borrowings—revolving credit facility	10,500	8,500
Exercise of stock options	616	966
Repayments of capital lease obligations	(698)	(495)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,479	5,833

Net (decrease) increase in cash	(3,941)	13
Cash at beginning of period	4,972	979

Cash at end of period	$1,031	$992

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

        The Unaudited Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring items) which, in the opinion of management, are necessary to present fairly the results of operations, financial position and cash flows of Duane Reade Inc. (the "Company"), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's annual financial statements for the year ended December 29, 2001, except as disclosed herein. These financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 29, 2001. The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. Earnings per share amounts are calculated based on the weighted average number of shares outstanding during the period and may not add due to rounding. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

        The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Unaudited Consolidated Financial Statements present the combined assets and operations of the subsidiary guarantors.

2. World Trade Center Disaster and Related Business Interruption and Property Losses

        On September 11, 2001, as a result of the terrorist attack on the World Trade Center in lower Manhattan, the Company lost all of its inventory and other property and equipment in its World Trade Center location and lost a portion of its inventory and other property in several other locations. The Company also experienced substantial business disruption resulting from the permanent loss of two stores and temporary closings of 20 additional stores during the period immediately following the attack. The Company believes that it is fully insured for its property and business interruption losses in connection with this event, as well as the extra costs to return temporarily closed stores to normal operations. The Company has collected its property loss claim and is currently actively engaged in discussions with its insurance carrier's adjusters and auditors regarding its business interruption claim resulting from this tragedy. Insurance recoveries for the business interruption portion of the Company's insurance claim, which could be material, will be recognized when collection of such recoveries is assured.

3. Accounting Change

        As of December 30, 2001, the Company adopted a change in accounting method to convert from the retail dollar first-in, first-out ("FIFO") method to a specific cost based last-in, first-out ("LIFO") method. Adoption of the specific cost LIFO method will result in more accurately reflecting inventory value by eliminating the averaging inherent in the retail method. In addition, the specific cost LIFO method will reflect the effect of inflation in the company's gross margin. The effect of changing from the retail method to the specific cost method was a reduction in inventory of $16.0 million and a cumulative effect of an accounting change as of December 30, 2001 of approximately $9.3 million, net of an income tax benefit of $6.7 million ($ 0.39 per basic common share and $0.38 per diluted common share, respectively). The cumulative effect of changing from FIFO to LIFO on periods prior to December 30, 2001 can not be determined. Pro forma effects of the change for prior periods have not been presented as cost information is not determinable.

4. Inventory

        At March 30, 2002, inventories would have been greater by $0.4 million if they had been valued on a lower of first-in, first-out cost or market basis.

5. Net Income (Loss) per Common Share

        Net income (loss) per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's "in-the-money" stock options. Of the options to purchase 2,697,919 and 2,249,338 shares of common stock outstanding at March 30, 2002 and March 31, 2001, respectively, options to purchase 243,156 shares at March 30, 2002 and 55,156 shares at March 31, 2001 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares and, therefore, the impact of these shares would be anti-dilutive.

        The following table sets forth the computation of income (loss) per common share for the periods presented (in thousands, except per share amounts):

	For the 13 Weeks Ended
	March 30, 2002	March 31, 2001
Income before cumulative effect of accounting change	$5,262	$2,621
Cumulative effect of accounting change, net of income taxes of $6,706	9,262	—

Net (loss) income	$(4,000)	$2,621

Weighted average number of common shares outstanding during the period — basic	23,627	18,315
Potential dilutive shares	645	869

Weighted average number of shares outstanding — diluted	24,272	19,184

Per common share—basic
Income before cumulative effect of accounting change	$0.22	$0.14
Cumulative effect of accounting change, net of income taxes	(0.39)	—

Net (loss) income	$(0.17)	$0.14

Per common share—diluted
Income before cumulative effect of accounting change	$0.22	$0.14
Cumulative effect of accounting change, net of income taxes	(0.38)	—

Net (loss) income	$(0.16)	$0.14

6. Income Taxes

        Income taxes are recorded based on the estimated statutory tax rate expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate is lower than the statutory rate, primarily reflecting the impact of these wage-related income tax credits.

7. Acquisitions

        During the first three months of fiscal 2002, the Company acquired the customer files of six pharmacies and certain lease-related assets of three pharmacy establishments. The total cost of these acquisitions, which was principally paid for by the issuance of common stock, was $12.6 million and was allocated as follows: identified intangibles ($9.5 million), property and equipment ($1.6 million), goodwill ($1.0 million) and inventory ($0.7 million), net of accruals for expenses and liabilities assumed ($0.2 million). The operations of the acquired stores have been included in the consolidated financial statements from the dates of the acquisitions. The pro forma impact of these acquisitions was not material to sales, results of operations and earnings per share of the Company for the thirteen week period ended March 30, 2002.

8. Newly Adopted Accounting Standards

        During the third quarter of 2001, the Company adopted Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142) "Business Combinations" and "Goodwill and Other Intangible Assets", respectively, for acquisitions completed after June 30, 2001 (See Note No. 7 "Acquisitions"). This adoption did not have a material impact on the Company's results of operations, financial position or cash flows. During the first quarter ended March 30, 2002, the Company adopted these same standards for goodwill related to acquisitions completed prior to July 1, 2001. For the thirteen weeks ended March 30, 2002, the Company's goodwill amortization expense was reduced by $1.1 million as a result of the adoption of these standards. Had these standards been adopted prior to the 2001 fiscal year, the Company's net income for the thirteen weeks ended March 31, 2001 would have been approximately $3.3 million. At March 30, 2002, included within the "other assets" category on the Company's balance sheet were intangible assets, net of accumulated amortization, totaling $61.9 million. This figure is primarily composed of costs related to the acquisition of store leases ($35.3 million) and pharmacy customer files ($20.3 million). Lease acquisition costs are generally amortized over the remaining lease life, and pharmacy file acquisition costs are amortized over seven years. Based on the net intangible asset value at March 30, 2002, the Company anticipates that it will incur expenses related to the amortization of intangible assets of $7.2 million for the balance of the 2002 fiscal year. For the 2003 through 2006 fiscal years, the Company expects to incur annual expenses related to the amortization of intangible assets of $8.3 million, $7.5 million, $6.8 million and $6.7 million, respectively.

9. Subsequent Events

        On May 3, 2002, the Company commenced a tender offer and consent solicitation (the "Tender Offer") to purchase all of its $80 million of outstanding principal amount of 9 1/4% Senior Unsecured Notes due 2008 (the "9 1/4% Notes"). The Tender Offer was priced at $1,070 per each $1,000 principal amount of 9 1/4% Notes tendered to the Company. The Tender Offer is scheduled to expire at midnight on May 31, 2002 unless extended by the Company.

        On April 16, 2002, the Company completed an offering of $381.5 million aggregate principal amount of Senior Convertible Notes maturing on April 16, 2022 (the "Convertible Notes"). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity). The Convertible Notes pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. After deducting commissions and expenses related to the offering, net proceeds of $210.5 million were realized by the Company. A portion of the proceeds was used to pay down approximately $50.1 million of combined Term A and Term B loans and $41.5 million of revolving loans (which revolving loans may be reborrowed) under our Senior Credit Agreement. In addition, the Company terminated an interest rate swap agreement in place, which was set to expire in January 2003, at a cost of approximately $4.0 million. The Company anticipates that the balance of the proceeds will primarily be used for future debt reductions, including the purchase of 9 1/4% Notes accepted for payment by the Company pursuant to the Tender Offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information contained herein includes certain forward-looking statements that involve a number of risks and uncertainties. A number of facts could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the drugstore industry in general and in the Company's specific market area; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; the continued impact of, or new occurences of, terrorist attacks in the New York City metropolitan area; changes in the Company's acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any thereof or other variations thereon or comparable terminology, or by discussion of strategy or intentions. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

        The following sets forth the results of operations as a percentage of sales for the periods indicated.

	13 Weeks Ended
	March 30, 2002	March 31, 2001
Net sales	100.0%	100.0%
Cost of sales	77.3	76.2

Gross profit	22.7	23.8
Selling, general and admin expenses	15.6	16.4
Depreciation & amortization	2.2	2.4
Store pre-opening expense	0.1	0.2

Operating income	4.8	4.8
Interest expense, net	1.9	3.2

Income before income taxes	2.9	1.6
Income taxes	1.2	0.7

Income before extraordinary charge	1.7	0.9
Extraordinary charge, net of income taxes	3.0	—

Net income	(1.3)%	0.9%

Thirteen Weeks Ended March 30, 2002 versus Thirteen Weeks Ended March 31, 2001

        Net sales were $305.8 million in the first quarter of 2002, an increase of 12.5% over net sales of $271.7 million for the first quarter of 2001. Pharmacy sales increased from $102.0 million in the first quarter of 2001 to $127.1 million in the first quarter of 2002, an increase of 24.6%, and represented 41.6% of total sales, as compared with 37.5% of total sales in the first quarter of 2001. Front-end sales increased from $169.7 million in the first quarter of 2001 to $178.7 million in the first quarter of 2002, an increase of 5.3%, and represented 58.4% of total sales, as compared to 62.5% of total sales in the first quarter of 2001. For the first quarter of 2002, third-party reimbursed pharmacy sales represented 89.2% of total pharmacy sales, as compared to 85.9% in the first quarter of 2001. The increase in total sales over last year was attributable to the full quarterly impact of eight stores opened during the first quarter of 2001 and sales from 28 net new stores opened since the first quarter of 2001, combined with increased comparable store sales of 5.3%, including a 15.8% increase in pharmacy same store sales and a 1.3% decline in front-end same store sales. During the first quarter of 2002, we opened ten new stores and closed two stores. At March 30, 2002, we operated 208 stores, as compared to 180 at March 31, 2001.

        Cost of sales as a percentage of net sales increased to 77.3% for the first quarter of 2002 from 76.2% for the first quarter of 2001, resulting in a decrease in gross profit margin to 22.7% for the first quarter of 2002 from 23.8% for the first quarter of 2001. This decrease was attributable to the reduced levels of same store front-end sales in the aftermath of the September 11th World Trade Center disaster, as well as lower levels of vendor related rebates and allowances. In addition, gross margins declined due to the impact of an increased proportion of lower margin pharmacy and third-party reimbursed pharmacy sales in relation to front-end sales. Cost of sales also includes a $0.4 million LIFO provision.

        Selling, general and administrative expenses were $47.7 million, or 15.6% of net sales, and $44.5 million, or 16.4% of net sales, in the first quarters of 2002 and 2001, respectively. The decrease in these expenses as a percentage of sales is primarily due to lower store payroll and related costs in the current year, combined with higher snow removal and other weather-related maintenance costs in the prior year.

        Depreciation and amortization of intangibles in the first quarters of 2002 and 2001 were $6.7 million and $6.5 million, respectively. This increase resulted primarily from increases in the amortization of identifiable intangibles resulting from pharmacy acquisitions completed since the first quarter of 2001, combined with incremental depreciation expenses related to capital expenditures in 2001 and 2002, partially offset by the elimination of goodwill amortization expense resulting from the adoption of FAS 142. Included in the first quarter 2001 figure is $1.1 million related to the amortization of goodwill.

        We incurred store pre-opening expenses of $0.5 million during the first quarter of 2002 related to the opening of ten stores. During the comparable period last year, we incurred pre-opening expenses of $0.5 million related to the opening of eight stores.

        Net interest expense decreased 34.4% to $5.7 million in the first quarter of 2002 from $8.7 million in the first quarter of 2001. This decrease was primarily attributable to the second quarter 2001 repayment of $130.4 million of senior debt from the proceeds of the follow-on equity offering.

        Our income before income taxes in the first quarter of 2002 increased to $8.8 million from $4.6 million in the first quarter of 2001, reflecting the factors discussed above.

        In the first quarter of 2002, we recorded an income tax provision of $3.6 million, reflecting an estimated annual effective tax rate of 41.0%, reduced by $0.1 million of employment tax credits. In the comparable period last year, the income tax provision of $2.0 million reflected an estimated effective tax rate of 42.9%.

        In the first quarter of 2002, as a result of the change in accounting method of inventory valuation from retail dollar FIFO to specific cost LIFO, we recorded a one-time, non-cash charge of $9.3 million, net of an income tax benefit of $6.7 million.

Liquidity and Capital Resources

        On April 16, 2002, we completed an offering of $381.5 million aggregate principal amount at maturity of Senior Convertible Notes maturing on April 16, 2022 (the "Convertible Notes"). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity). The Convertible Notes pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. After deducting commissions and expenses related to the offering, we realized net proceeds of $210.5 million. A portion of the proceeds was used to pay down approximately $50.1 million of combined Term A and Term B loans and $41.5 million of revolving loans (which revolving loans may be reborrowed) under our Senior Credit Agreement. In addition, we terminated an interest rate swap agreement in place, which was set to expire in January 2003, at a cost of approximately $4.0 million.

        Holders of the Convertible Notes may convert their Notes into 14.1265 shares of our common stock, subject to adjustment, only if (1) the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) the notes are called for redemption, or (3) specified corporate transactions have occurred. Upon conversion, we have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock in an amount as described in the indenture.

        Holders of the Convertible Notes may require us to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. We may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. In addition, if we experience a change in control, each holder may require us to purchase for cash all or a portion of such holder's notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase.

        We may redeem for cash all or a portion of the Convertible Notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any to the redemption date.

        On May 3, 2002 we commenced a tender offer and consent solicitation (the "Tender Offer") to purchase all of our $80 million of outstanding principal amount of 9 1/4% Senior Unsecured Notes due 2008 (the "9 1/4% Notes"). The Tender Offer was priced at $1,070 per $1,000 principal amount tendered to us. Unless we choose to extend the deadline, the Tender Offer expires at midnight on May 31, 2002.

        Upon completion of the Convertible Note Offering and the repayment of the outstanding borrowings under the revolving loans and a portion of the outstanding borrowings under the Term A and Term B loans, we had approximately $118.9 million in short term investments, no outstanding borrowings under our $80 million revolving credit facility and approximately $10.6 million and $93.5 million outstanding under the Term A loans and Term B loans, respectively, of our Senior Credit Agreement. The revolving and Term A loans mature on February 15, 2004 and the Term B loan matures on February 15, 2007. We expect that we will be able to extend or replace the revolving and Term A portions of the Senior Credit Agreement prior to maturity. We anticipate that the balance of the proceeds from the Convertible Note Offering will primarily be used for future debt reductions, including the purchase of 9 1/4% Notes accepted for payment by us pursuant to the Tender Offer.

        Working capital was $204.1 million as of March 30, 2002 and $214.1 million as of December 29, 2001. The decrease was primarily due to an inventory reduction of $16.0 million resulting from the accounting change to convert to specific item cost LIFO and to seasonal inventory reductions, partially offset by an increase in inventory related to the opening of eight net additional stores during the first three months of 2002.

        For the 13 weeks ended March 30, 2002, our EBITDA (earnings before interest, taxes, depreciation, amortization and deferred rent charges) increased by 12.2% to $23.7 million, or 7.8% of sales, compared to $21.1 million, or 7.8% of sales, in the first three months of 2001.

        For the first three months of 2002, net cash provided by operating activities was $2.6 million, as compared to $3.7 million in the first three months of 2001. The decrease was primarily due to the higher investment in working capital described above, partially offset by higher earnings in the current year.

        Net cash used in investing activities was $15.0 million during the first three months of 2002, compared to $9.5 million during the first three months of 2001. In the first quarter of 2002, capital expenditures, primarily related to new store openings and the remodeling of existing locations, amounted to $12.3 million, while lease, pharmacy customer file and other acquisition costs accounted for $2.7 million of cash used in investing activities. In the first quarter of 2001, we spent $9.1 million on capital expenditures and $0.4 million on lease, pharmacy customer file and other acquisition costs.

        Net cash provided by financing activities was $8.5 million for the first three months of 2002, compared to $5.8 million for the first three months of 2001. The increase primarily reflects the higher level of investing activities.

        Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 25 additional new stores during the remainder of this year (a total of 35 for all of 2002), and 35 to 40 new stores in fiscal 2003. We expect to spend approximately $48.0 million in 2002 on capital expenditures, primarily for new, renovated and replacement stores, and an additional $8.5 million for lease, pharmacy customer file and other acquisition costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease all of our store locations.

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings with expected maturity extensions under our Senior Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of our debt agreements. As of March 30, 2002, we had $20.5 million of borrowings under the revolving portion of our Senior Credit Agreement and had $58.8 million of remaining availability, net of $0.7 million of outstanding Standby Letters of Credit. Our ability to meet our debt service obligations and reduce our total debt will be dependent upon our future performance, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient to repay our indebtedness in the future. Substantially all of our future revolving and outstanding term loan borrowings under our Senior Credit Agreement bear interest at floating rates. There was approximately $174.7 million of floating rate debt outstanding on March 30, 2002; therefore, our financial condition will be affected by changes in prevailing interest rates.

        The Senior Credit Agreement and the indenture relating to our senior subordinated notes contain various covenants that limit or restrict, among other things, subject to certain exceptions, capital expenditures, the incurrence of indebtedness, the creation of liens, transactions with affiliates, restricted payments, investments and acquisitions, mergers, consolidations, dissolutions, assets sales, dividends, distributions and certain other transactions and business activities. Financial performance covenants included in our Senior Credit Agreement include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage requirements. At March 30, 2002, we were in compliance with all financial performance covenants. There are no credit ratings related triggers in either our Senior Credit Agreement or the indenture related to our 9 1/4% Notes that would impact cost of borrowing, annual amortization of principal or related debt maturities.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 29, 2001 are those that depend most heavily on these judgements and estimates. At March 30, 2002, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Market Risk

        Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding under our Senior Credit Agreement was approximately $174.7 million at March 30, 2002. At March 30, 2002, the weighted average combined interest rate in effect on all borrowings under the Senior Credit Agreement, including the impact of the interest rate swap transaction, was 7.71%. A 0.50% change in interest rates applied to the $24.7 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $0.1 million. We also have $80.0 million of senior subordinated notes outstanding at March 30, 2002, which bear interest payable semi-annually at a fixed rate of 9.25%, and are therefore not subject to risk from interest rate fluctuations.

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

        Not applicable

  ITEM 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as a part of this report:

  (i)
  Financial Statements

  (ii)
  Exhibits:

3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1") ).
3.1(ii)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated July 22, 2001).
3.1(iii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)	Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 of the Notes S-1).
3.4(i)	Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 (the "1999 10-K")).
3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).

3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1).
10.1	Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2	Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3	Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
10.4	Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.5	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.7	Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.8	Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (the "2001 10-K")).
10.9	Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company, DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co., Putnam High Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital Fund L.P., Tyler International, L.P.-II, and Tyler Massachusetts, L.P. (incorporated by reference to Exhibit 10.13 to the Common Stock S-1).
10.10	Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.11	Amended and Restated Borrower Security Agreement, dated as of September 11, 1998, between Duane Reade and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.12	Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.13	Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 26, 1998 (the "1998 10-K")).
10.14	Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).

10.15	Promissory Note, dated as of June 7, 1999, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.19 to the 1999 10-K).
10.16	Promissory Note, dated as of December 30, 1999, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.20 to the 1999 10-K).
10.17	Fourth Amended and Restated Credit Agreement, dated as of July 10, 2001, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston, as the Syndication Agent for the Lenders, and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.18	First Amendment to Employment Agreement, dated March 13, 2000, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.23 to the 1999 10-K).
10.19	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.20	Promissory Note, dated as of January 10, 2001, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 30, 2000 (the "2000 10-K")).
10.21	Second Amendment to Employment Agreement, dated May 1, 2001, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001).
10.22	Second Amendment to Employment Agreement, as amended, dated May 21, 2001, between the Company, Credit Suisse First Boston Ltd. and Anthony J. Cuti (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated July 22, 2001).
10.23	Promissory Note, dated as of January 2, 2002, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.23 to the 2001 10-K).
10.24	First Amendment to Stockholders and Registration Rights Agreement, dated as of June 16, 2002, among the Company, DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Offshore Partners II, C.V., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJMB Funding II, Inc., DLJ Millenium Partners, L.P., and DLJ Millenium Partners-A, L.P.
10.25*	Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company's change in accounting method of inventory valuation.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).

*
filed herewith

(b)
Reports on Form 8-K:

On April 16, 2002, the Company filed a Current Report on Form 8-K regarding the issuance of $381.5 million of senior unsecured notes maturing on April 16, 2022. The notes will be convertible into shares of the Company's common stock upon the satisfaction of certain conditions, as more clearly defined in the Offering Memorandum.

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

Dated: May 14, 2002

DUANE READE, Inc.
(Registrant)
By:	/s/ JOHN K. HENRY

Name: John K. Henry
Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 14, 2002.

Signatures	Titles
/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2002
DRI I INC.
	By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 14, 2002 by:

Signatures	Titles

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: May 14, 2002

DUANE READE
By:	DRI I Inc., a general partner	By:	Duane Reade Inc., a general partner
By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer	By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 14, 2002 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

Signatures	Titles
/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2002

DUANE READE REALTY, Inc.
By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 14, 2002 by:

Signatures	Titles

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2002

DUANE READE INTERNATIONAL, Inc.
By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 14, 2002 by:

Signatures	Titles

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

INDEX
Duane Reade Inc. Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
Duane Reade Inc. Consolidated Balance Sheets (In thousands, except share and per share data)
Duane Reade Inc. Consolidated Statements of Cash Flows (Unaudited) (In thousands)
OTHER INFORMATION
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES