Form 10-Q
period 2002-09-28
DUANE READE REALTY INC; DUANE READE INTERNATIONAL INC; DUANE READE INC; DUANE READE; DRI I INC
filed 2002-11-12
CIK 1095723, 1095722, 895364, 895366, 1052796

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 28, 2002.

Commission file number 333-41239

DUANE READE INC.

(Exact name of registrant as specified in its charter)

DELAWARE		04-3164702
(State or other jurisdiction of incorporation or organization)		(IRS Employer ID Number)

DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade International, Inc*	Delaware	22-3672347
Duane Reade Realty, Inc *	Delaware	13-4074383

* Guarantors with respect to the Company’s 2.1478% Senior Convertible Notes due 2022 and the Company’s 9¼% Senior Subordinated Notes due 2008

440 Ninth Avenue New York, New York		10001
(Address of principal executive offices)		(Zip Code)

(212) 273-5700
(Registrant’s telephone number, including area code)

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

The number of shares of the Common Stock outstanding as of November 8, 2002:  23,947,742

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Duane Reade Inc.

Consolidated  Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	For the 13 Weeks Ended		For the 39 Weeks Ended

	Sept 28, 2002	Sept 29, 2001	Sept 28, 2002	Sept 29, 2001

Net sales	$312,818	$279,433	$943,376	$843,460
Cost of sales	240,047	213,614	732,669	641,768

Gross profit	72,771	65,819	210,707	201,692

Selling, general & administrative expenses	48,921	42,974	145,078	130,870
Insurance recovery	—	—	(9,378)	—
Depreciation and amortization	6,874	6,685	20,377	19,745
Store pre-opening expenses	265	482	1,610	1,381
	56,060	50,141	157,687	151,996

Operating income	16,711	15,678	53,020	49,696
Interest expense, net	3,706	5,099	14,375	21,834

Income before income taxes	13,005	10,579	38,645	27,862
Income taxes	5,029	4,224	15,344	11,649
Income before extraordinary charges and cumulative effect of accounting change	7,976	6,355	23,301	16,213
Extraordinary charges, net of income taxes	192	—	7,925	1,491
Cumulative effect of accounting change, net of income taxes	—	—	9,262	—
Net income	$7,784	$6,355	$6,114	$14,722

Per common share – basic

Income before extraordinary charges and cumulative effect of accounting change	$0.33	$0.28	$0.98	$0.80
Extraordinary charges, net of income taxes	0.01	—	0.33	0.07
Cumulative effect of accounting change, net of income taxes	—	—	0.39	—
Net income	$0.32	$0.28	$0.26	$0.73

Weighted average common shares outstanding	23,948	22,933	23,816	20,254

Per common share – diluted

Income before extraordinary charges and cumulative effect of accounting change	$0.33	$0.27	$0.95	$0.77
Extraordinary charges, net of income taxes	0.01	—	0.32	0.07
Cumulative effect of accounting change, net of income taxes	—	—	0.38	—
Net income	$0.32	$0.27	$0.25	$0.70

Weighted average common shares outstanding	24,424	23,781	24,574	21,168

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	September 28, 2002	December 29, 2001
	(Unaudited)
ASSETS
Current Assets
Cash	$12,123	$4,972
Receivables	57,147	57,085
Inventories	223,184	220,707
Deferred income taxes	9,124	14,295
Prepaid expenses and other current assets	16,356	19,412
TOTAL CURRENT ASSETS	317,934	316,471

Property and equipment, net	162,419	135,835
Goodwill, net of accumulated amortization of $35,323	160,236	158,395
Deferred income taxes	—	1,082
Other assets	86,411	67,202
TOTAL ASSETS	$727,000	$678,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$54,507	$69,088
Accrued interest	4,173	5,599
Other accrued expenses	19,290	19,097
Current portion of long-term debt	3,822	7,758
Current portion of capital lease obligations	530	820
TOTAL CURRENT LIABILITIES	82,322	102,362

Long-term debt, less current portion	282,242	238,401
Capital lease obligations, less current portion	1,625	176
Other noncurrent liabilities	41,540	42,839
TOTAL LIABILITIES	407,729	383,778

Commitments and Contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Series A Preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding 23,947,742 and 23,423,422 shares	239	234
Paid-in capital	328,410	314,060
Accumulated other comprehensive income	—	(3,596)
Accumulated deficit	(9,378)	(15,491)
TOTAL STOCKHOLDERS’ EQUITY	319,271	295,207

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$727,000	$678,985

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the 39 Weeks Ended
	September 28, 2002	September 29, 2001
Cash flows provided by (used in) operating activities:
Net income	$6,114	$14,722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	13,880	11,155
Amortization of goodwill and other intangibles	7,860	9,784
Deferred tax provision	15,754	11,974
Extraordinary charges, net of tax	(3,067)	1,491
Cumulative effect of accounting change, net of tax	9,262	—
Non-cash rent expense	7,761	4,142
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	538	(11,997)
Inventories	(16,558)	(37,192)
Accounts payable	(14,581)	3,660
Prepaid and accrued expenses	299	(6,750)
Other assets and liabilities, net	(7,597)	(5,235)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	19,665	(4,246)

Cash flows used in investing activities:
Capital expenditures	(36,400)	(31,883)
Lease, customer file and other acquisition costs	(8,159)	(4,391)
NET CASH USED IN INVESTING ACTIVITIES	(44,559)	(36,274)

Cash flows provided by financing activities:
Proceeds from convertible note offering	218,501	—
Proceeds from equity offering	—	130,446
Repayment of term loans	(90,217)	(99,640)
Net (repayment) borrowing of revolving credit facility	(10,000)	11,000
Repayment of senior subordinated notes	(78,379)	—
Exercise of stock options	1,157	2,181
Financing costs	(8,000)	(1,889)
Repayments of capital lease obligations	(1,017)	(1,462)
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,045	40,636

Net increase in cash	7,151	116
Cash at beginning of period	4,972	979
Cash at end of period	$12,123	$1,095

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The Unaudited Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring items) which, in the opinion of management, are necessary to present fairly the results of operations, financial position and cash flows of Duane Reade Inc. (the “Company”), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 29, 2001, except as disclosed herein.  These financial statements should be read in conjunction with the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 29, 2001.  The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated. Cost of sales includes all occupancy related costs and expenses, consisting of lease and sublease related income and expenses, other recurring real estate related income and expenses primarily from sales and terminations of leases related to store closings and relocations, income from sales of market related data, store utility costs and warehouse expenses and distribution costs. Other related real estate income and income from sales of market related data amounted to $3.7 million in the quarter ended September 28, 2002 versus $5.4 million in the quarter ended September 29, 2001, and $4.8 million in the nine months ended September 28, 2002 as compared to $8.9 million in the nine months ended September 29, 2001. Earnings per share amounts are calculated based on the weighted average number of shares outstanding during the period and may not add due to rounding. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Unaudited Consolidated Financial Statements present the combined assets and operations of the subsidiary guarantors.

2. World Trade Center Disaster and Related Business Interruption and Property Losses

On September 11, 2001, as a result of the terrorist attack on the World Trade Center in lower Manhattan, the Company lost all of its inventory and other property and equipment in its World Trade Center location and lost a portion of its inventory and other property in several other locations. The Company also experienced substantial business disruption resulting from the permanent loss of two stores and temporary closings of 20 additional stores during the period immediately following the attack. The Company believes that it is fully insured for its property and business interruption losses in connection with this event, as well as the extra costs to return temporarily closed stores to normal operations. The Company has collected its property loss claim and a partial payment of $9.9 million toward its business interruption and extra expenses claim.  On September 24, 2002, after additional claim settlement discussions were unsuccessful, the Company filed suit against its insurance carrier to recover the balance of its business interruption claim related to these losses.  Additional insurance recoveries for the business interruption portion of the Company’s insurance claim, which could be material, will be recognized when collection of such recoveries is assured.

3. Accounting Change

As of December 30, 2001, the Company adopted a change in accounting method to convert from the retail dollar first-in, first-out (“FIFO”) method to a specific cost based last-in, first-out (“LIFO”) method. Adoption of the specific cost LIFO method will more accurately value inventory by eliminating the averaging inherent in the retail method. In addition, the specific cost LIFO method will reflect the impact of inflation in the Company’s gross margin. The effect of changing from the retail method to the specific cost method was a reduction in inventory of $16.0 million, resulting in a cumulative effect of an accounting change as of December 30, 2001 of approximately $9.3 million, net of an income tax benefit of $6.7 million ($0.39 per basic common share and $0.38 per diluted common share, respectively). The cumulative effect of changing from FIFO to LIFO on periods prior to December 30, 2001 cannot be determined. Pro forma effects of the change for prior periods have not been presented as cost information is not determinable.

4. Inventory

At September 28, 2002, inventories would have been greater by $1.3 million if they had been valued on a lower of FIFO cost or market basis.

5. Convertible Notes Offering and Tender Offer

On April 16, 2002, the Company completed an offering (the “Offering”) of $381.5 million aggregate principal amount of Senior Convertible Notes maturing on April 16, 2022 (the “Convertible Notes”). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. After deducting commissions and expenses related to the offering, net proceeds of $210.5 million were realized by the Company. A portion of the proceeds was used to repay an aggregate of approximately $50.1 million in principal amount of Term A loans and Term B loans and $41.5 million in principal amount of revolving loans (which revolving loans may be reborrowed) under our Senior Credit Agreement. In addition, the Company terminated an interest rate swap agreement, which was set to expire in January 2003, at a cost of approximately $3.9 million.

Holders of the Convertible Notes may convert each $1,000 in principal amount of their convertible notes into 14.1265 shares of the Company’s common stock, subject to adjustment, only if (1) the sale price of the Company’s common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) the notes are called for redemption, or (3) specified corporate transactions have occurred. Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and common stock in an amount as described in the indenture.

Holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. The Company may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. In addition, if the Company experiences a change in control, each holder may require the Company to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase.

The Company may redeem for cash all or a portion of the convertible notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

On June 3, 2002, the Company completed a tender offer and consent solicitation (the “Tender Offer”) to purchase all of its $80 million of outstanding principal amount of 9¼% Senior Notes due 2008 (the “Senior Notes”). The Tender Offer was priced at $1,083.50 per each $1,000 principal amount of Senior Notes tendered to the Company on or before the consent deadline of May 20, 2002 (the “Consent Deadline”), and $1,063.50 per each $1,000 principal amount of Senior Notes tendered to the Company after the Consent Deadline but before the May 31, 2002 expiration date, plus accrued and unpaid interest on the principal amount thereof through the payment date. Of the total $80 million Senior Notes outstanding, $78.2 million were tendered on or before the Consent Deadline and an additional $0.2 million were tendered thereafter. On June 3, 2002, the Company paid a total of $87.1 million from the balance of the proceeds of the Offering in satisfying the Tender Offer. This payment was composed of principal value ($78.4 million), premium payments ($6.5 million) and accrued interest earned from February 16, 2002 through the payment date ($2.2 million).

On July 10, 2002, the Company, using the remaining proceeds from the Offering, repaid an aggregate of $36.0 million in principal amount of Term A loans and Term B loans under the Senior Credit Agreement. After giving effect to this repayment, the Company had a remaining outstanding balance of $66.8 million of Term A loans and Term B loans in the aggregate.

6. Extraordinary Charges

During the second quarter, the Company repaid an aggregate of approximately $50.1 million of Term A loans and Term B loans outstanding under the Senior Credit Agreement and $78.4 million of the $80 million aggregate principal amount of outstanding Senior Notes. In connection with these repayments, the Company recorded a $1.2 million extraordinary charge, net of an income tax benefit of $0.9 million, representing the accelerated amortization of deferred financing costs associated with the portion of outstanding term loans and Senior Notes retired. In addition, the Company recorded a $4.2 million extraordinary charge, net of an income tax benefit of $2.9 million, representing the consent premium paid to the holders of the Senior Notes tendered for retirement and certain related expenses. Finally, the Company recorded a $2.3 million extraordinary charge, net of an income tax benefit of $1.6 million, representing the cost to terminate the interest rate swap agreement that was tied to interest expenses on Term A loans, Term B loans and revolving loans that were repaid with the proceeds of the Offering.

During the third quarter, the Company repaid an aggregate of approximately $36.0 million of Term A loans and Term B loans outstanding under the Senior Credit Agreement. In connection with this repayment, the Company recorded an extraordinary charge of $0.2 million, net of an income tax benefit of $0.1 million, representing the accelerated amortization of that portion of deferred financing costs attributable to the Term A loans and Term B loans that were repaid.

7. Net Income per Common Share

Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FASB Statement No. 128 “Earnings Per Share.”  Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive potential common shares include shares issuable upon exercise of the Company’s “in-the-money” stock options.  Of the options to purchase 2,673,015 and 2,286,143 shares of common stock outstanding at September 28, 2002 and September 29, 2001, respectively, options to purchase 1,510,588 shares at September 28, 2002 and 45,156 shares at September 29, 2001 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares and the impact of these shares would have been anti-dilutive.

The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept 28, 2002	Sept 29, 2001	Sept 28, 2002	Sept 29, 2001

Income before extraordinary charges and cumulative effect of accounting change	$7,976	$6,355	$23,301	$16,213
Extraordinary charges, net of income taxes	192	—	7,925	1,491
Cumulative effect of accounting change, net of income taxes	—	—	9,262	—
Net income	$7,784	$6,355	$6,114	$14,722

Weighted average number of common shares outstanding during the period – basic	23,948	22,933	23,816	20,254
Potential dilutive shares	476	848	758	914
Weighted average number of shares outstanding – diluted	24,424	23,781	24,574	21,168

Per common share – basic

Income before extraordinary charges and cumulative effect of accounting change	$0.33	$0.28	$0.98	$0.80
Extraordinary charges, net of income taxes	0.01	—	0.33	0.07
Cumulative effect of accounting change, net of income taxes	—	—	0.39	—
Net income	$0.32	$0.28	$0.26	$0.73

Per common share – diluted

Income before extraordinary charges and cumulative effect of accounting change	$0.33	$0.27	$0.95	$0.77
Extraordinary charges, net of income taxes	0.01	—	0.32	0.07
Cumulative effect of accounting change, net of income taxes	—	—	0.38	—
Net income	$0.32	$0.27	$0.25	$0.70

8. Income Taxes

Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate is lower than the combined statutory rates, primarily reflecting the impact of these wage-related income tax credits.

9. Acquisitions

During the first nine months of fiscal 2002, the Company acquired the customer files of nine pharmacies and the operations, including certain lease-related assets, of seven pharmacy establishments.  The total cost of these acquisitions, of which $14.3 million was paid for by the issuance of common stock, was $19.1 million and was allocated as follows: Identified intangibles ($13.3 million), property and equipment ($2.5 million), inventory ($1.9 million), goodwill ($1.8 million) and other assets ($0.1 million), net of accruals for expenses and liabilities assumed ($0.5 million).  For the 13 weeks ended September 28, 2002, the Company acquired the customer files of three pharmacies and the operation, including the lease-related asset, of one pharmacy establishment at a total cost of $1.8 million.  The operations of the acquired stores have been included in the consolidated financial statements from the dates of the acquisitions. The pro forma impact of these acquisitions was not material to sales, results of operations or earnings per share of the Company for the thirteen or thirty-nine week periods ended September 28, 2002.

10. Shareholder Rights Plan

On September 5, 2002, the Company’s Board of Directors adopted a Shareholder Rights Plan designed to enhance the Board’s ability to protect shareholders against, among other things, unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders or are otherwise not in the best interests of the Company and its shareholders.  The Plan was not adopted in response to any specific effort to acquire control of the Company.

Under the Plan, each common shareholder of the Company at the close of business on September 30, 2002 received a dividend of one right for each share held of the Common Stock of the Company.  Each right entitles the holder to purchase from the Company, in certain circumstances described below, one one-thousandth of a share of newly created Series A Preferred Stock of the Company for an initial purchase price of $130.  The rights distribution is not taxable to shareholders.

Initially the rights will be represented by the Company’s Common Stock certificates and will not be exercisable.  The rights will become exercisable 10 days after any person has become the beneficial owner of 15% or more of the Company’s Common Stock or has commenced a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the Common Stock of the Company.

If any person becomes the beneficial owner of 15% or more of the Company’s Common Stock, each right will entitle the holder, other than the acquiring person, to purchase for the purchase price of the right Company Common Stock or common stock of the acquiring person having a value of twice the purchase price.

The Company may redeem the rights at a price of $.01 per right at any time prior to the tenth day after any person has become the beneficial owner of 15% or more of the Common Stock of the Company.  The rights will expire on September 30, 2012 unless earlier exchanged or redeemed.

11. Newly Issued Accounting Standards

During the third quarter of 2001, the Company adopted Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142) “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively, for acquisitions completed after June 30, 2001 (See Note No. 9 “Acquisitions”). These adoptions did not have a material impact on the Company’s results of operations, financial position or cash flows.  During the first quarter ended March 30, 2002, the Company adopted these same standards for goodwill related to acquisitions completed prior to July 1, 2001. For the thirteen and thirty-nine weeks ended September 28, 2002, the Company’s goodwill amortization expense was reduced by $1.1 million and $3.3 million, respectively, as a result of the adoption of these standards. Had these standards been adopted prior to the 2001 fiscal year, the Company’s net income for the thirteen and thirty-nine weeks ended September 29, 2001 would have been approximately $7.0 million and $16.7 million, respectively. In addition, for the thirteen and thirty-nine weeks ended September 29, 2001, the Company’s net income per basic share outstanding would have been $0.31 and $0.83, respectively, and the Company’s net income per diluted share outstanding would have been $0.30 and $0.79, respectively. At September 28, 2002, included within the “other assets” category on the Company’s balance sheet, were intangible assets totaling $71.0 million, net of accumulated amortization of $51.2 million. The $71.0 million is primarily composed of costs related to the acquisition of store leases ($34.1 million) and pharmacy customer files ($21.5 million), deferred financing costs ($8.4 million) and all other net intangible assets ($7.0 million).  Lease acquisition costs are generally amortized over the remaining lease life, pharmacy file acquisition costs are amortized over seven years, and deferred financing costs are amortized over the life of the financing agreement.  Based on the net intangible asset values at September 28, 2002, the Company anticipates that it will incur expenses related to the amortization of existing intangible assets of $3.0 million for the balance of fiscal 2002.  For the 2003 through 2006 fiscal years, the Company expects to incur annual expenses related to the amortization of existing intangible assets of $11.6 million, $10.8 million, $9.7 million and $9.2 million, respectively.

During the first quarter of 2002, the Company adopted Financial Accounting Standards Board Pronouncement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS 144 supercedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The provisions of FAS 144 are effective for financial statements issued after December 15, 2001. This adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

In April 2002, FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company is currently evaluating the impact of this statement.

In July 2002, FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company does not believe that this statement will have a material impact on its results of operations, financial position or cash flows.

12. Commitments and Contingencies

The Company is a party to legal actions arising in the ordinary course of business.  Based on information presently available, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

On October 1, 2002, the Company completed a new three year agreement with the Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815, an affiliate of the International Brotherhood of Teamsters. This agreement covers most of the Company’s warehouse employees and replaced a previous labor agreement that expired on September 30, 2002.  This new agreement will expire on September 30, 2005.

13. Executive Compensation

On August 12, 2002, Anthony J. Cuti, the Company’s Chairman, President and CEO and the Compensation Committee of the Board of Directors executed an amended and restated employment agreement (the “Employment Agreement”) extending the term of Mr. Cuti’s employment to December 31, 2004. The Employment Agreement provides for a continuation of his current salary of $750,000 per annum through December 31, 2002 and an increase to $850,000 per annum for calendar year 2003. Thereafter, the Board of Directors may increase, but not decrease, Mr. Cuti’s base salary. In addition, on each January 1 beginning with January 1, 2004, the rate of Mr. Cuti’s base salary will be increased by the percentage increase in the Consumer Price Index For All Urban Consumers respecting New York, New York, as published by the Bureau of Labor Statistics for the 12-month period preceding such date. The Employment Agreement also provides for a continuation of annual incentive bonuses of up to 200% of Mr. Cuti’s base salary if certain maximum performance targets are achieved. The Employment Agreement provides for an additional long-term cash target award of $975,000 if the targeted performance objectives for both 2003 and 2004 are achieved. Mr. Cuti will also receive an increase in his annual supplemental employment retirement benefit, to 50% of his maximum salary and annual incentive bonus, increased by 2% for each full or partial year after age 60 that Mr. Cuti provides services to the Company as an employee or in any other capacity in which he is actively engaged by the Company as a director or consultant. As a result, the Company has increased the previously existing split dollar life insurance policy in an amount sufficient to yield these annual retirement benefits to Mr. Cuti. Under terms more fully described in the Employment Agreement, upon Mr. Cuti’s termination of employment for reasons other than cause, Mr. Cuti would be entitled to severance benefits equal to five years of his maximum base salary and incentive bonus (the “Severance Amount”), plus an additional 60% of the Severance Amount.

At September 28, 2002, Mr. Cuti had approximately $1.2 million in notes payable to the Company, which are due on December 19, 2002, and $2.6 million in notes payable to the Company, which are due on November 9, 2003 (the “Cuti Notes”). Upon the occurrence of certain change of control and employment termination events (none of which has occurred as of the filing date) under Mr. Cuti’s previous employment agreement and the new Employment Agreement, all principal and interest on the Cuti Notes would be forgiven. Mr. Cuti has notified the Board of Directors that he has waived his right to receive the benefit of any forgiveness event related to the Cuti Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained herein includes certain forward-looking statements that involve a number of risks and uncertainties. A number of facts could cause our actual results, performance, achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the drugstore industry in general and in our specific market area; inflation; changes in costs of goods and services; economic conditions in general and in our specific market areas; demographic changes; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of our business; liability and other claims asserted against us; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; our significant indebtedness; additional regulatory and legal requirements; labor disturbances; the continued impact of, or new occurrences of, terrorist attacks in the New York City metropolitan area; changes in our acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends” or the negative of any thereof or other variations thereon or comparable terminology, or by discussion of strategy or intentions.  Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following sets forth the results of operations as a percentage of sales for the periods indicated.

	13 Weeks Ended		39 Weeks Ended
	Sept 28, 2002	Sept 29, 2001	Sept 28, 2002	Sept 29, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.7	76.4	77.7	76.1
Gross profit	23.3	23.6	22.3	23.9
Selling, general and admin expenses	15.6	15.4	15.4	15.5
Insurance recovery	—	—	(1.0)	—
Depreciation & amortization	2.2	2.4	2.1	2.3
Store pre-opening expense	0.1	0.2	0.2	0.2
Operating income	5.4	5.6	5.6	5.9
Interest expense, net	1.2	1.8	1.5	2.6
Income before income taxes	4.2	3.8	4.1	3.3
Income taxes	1.6	1.5	1.6	1.4
Income before extraordinary charges and cumulative effect of accounting change	2.6	2.3	2.5	1.9
Extraordinary charges, net of income taxes	0.1	—	0.8	0.2
Cumulative effect of accounting change, net of income taxes	—	—	1.0	—
Net income	2.5%	2.3%	0.7%	1.7%

Thirteen Weeks Ended September 28, 2002 versus Thirteen Weeks Ended September 29, 2001

Net sales were $312.8 million in the third quarter of 2002, an increase of 11.9% over net sales of $279.4 million for the third quarter of 2001. Pharmacy sales increased from $109.9 million in the third quarter of 2001 to $131.0 million in the third quarter of 2002, an increase of 19.2%, and represented 41.9% of total sales, as compared with 39.3% of total sales in the third quarter of 2001. Front-end sales increased from $169.5 million in the third quarter of 2001 to $181.8 million in the third quarter of 2002, an increase of 7.3%, and represented 58.1% of total sales, as compared with 60.7% of total sales in the third quarter of 2001.  For the third quarter of 2002, third-party reimbursed pharmacy sales represented 90.0% of total pharmacy sales, as compared to 86.9% in the third quarter of 2001. The increase in total sales over last year was attributable to increased comparable store sales of 6.0%, including an increase in pharmacy same store sales of 13.2% and an increase in front-end same store sales of 1.3%, combined with the full quarterly impact of six net new stores opened during the third quarter of 2001 and sales from 28 net new stores opened since the third quarter of 2001. During the third quarter of 2002, we opened four stores and closed one store, compared to nine store openings, one store closing and the loss of two stores as a result of the World Trade Center disaster during the third quarter of 2001.  At September 28, 2002, we operated 221 stores, as compared to 193 at September 29, 2001.  While pharmacy same store sales improved 13.2%, the increase was reduced by approximately eight percentage points due to higher generic substitution rates, which nevertheless improved overall pharmacy profitability.  The increase in front-end same store sales reflects a favorable comparison with post-September 11th results, partially offset by the impact of the general economic slowdown since the September 11th World Trade Center disaster.

Cost of sales as a percentage of net sales increased to 76.7% for the third quarter of 2002 from 76.4% for the third quarter of 2001, resulting in a decrease in gross profit margin to 23.3% for the third quarter of 2002 from 23.6% for the third quarter of 2001.  This decrease was primarily attributable to a higher percentage of lower margin pharmacy and third party pharmacy sales in the current year. In addition, gross margins declined due to increased levels of inventory shrinkage.  Cost of sales also includes a $0.5 million LIFO charge in the current year, while the previous year’s cost of sales was based on a retail FIFO inventory valuation method.

Selling, general and administrative expenses were $48.9 million, or 15.6% of net sales, and $43.0 million, or 15.4% of net sales in the third quarters of 2002 and 2001, respectively.  The increase in these expenses as a percentage of sales is primarily due to start-up costs related to a large number of one-hour photo departments opened during the current year and increased insurance, maintenance and security service costs.

Depreciation and amortization of intangibles in the third quarters of 2002 and 2001 were $6.9 million and $6.7 million, respectively.  This increase resulted primarily from increases in the amortization of identifiable intangibles resulting from pharmacy acquisitions completed since the third quarter of 2001, combined with incremental depreciation expenses related to capital expenditures in 2001 and 2002, partially offset by the elimination of goodwill amortization expense resulting from the adoption of FAS 142. Included in the third quarter 2001 expense is $1.1 million related to the amortization of goodwill that would have been eliminated if FAS 142 had been adopted at the beginning of the third quarter of 2001.

We incurred store pre-opening expenses of $0.3 million during the third quarter of 2002 related to the opening of four stores.  During the comparable period last year, we incurred pre-opening expenses of $0.5 million related to the opening of nine stores.

Net interest expense decreased 27.3% to $3.7 million in the third quarter of 2002 from $5.1 million in the third quarter of 2001.  This decrease was primarily attributable to lower interest rates on the 2.1478% Convertible Note Offering that was completed in April, the proceeds of which were used to retire $78.4 million of 9.25% Senior Notes and higher cost term loan and revolver borrowings.

Our income before income taxes in the third quarter of 2002 increased 22.9% to $13.0 million from $10.6 million in the third quarter of 2001, reflecting the factors discussed above.

In the third quarter of 2002, we recorded an income tax provision of $5.0 million, reflecting an estimated annual effective tax rate of 40.9%, reduced by $0.3 million of employment tax credits. In the comparable period last year, the income tax provision of $4.2 million reflected an estimated effective tax rate of 43.0%, reduced by $0.3 million of employment tax credits.

During the third quarter of 2002, we recorded total extraordinary charges, net of a 40.9% income tax benefit, of $0.2 million, reflecting the accelerated amortization of deferred financing costs related to $36.0 million of Term A and Term B loans under our Senior Credit Agreement that were repaid with a portion of the proceeds from our offering of Senior Convertible Notes.

Thirty-Nine Weeks Ended September 28, 2002 versus Thirty-Nine Weeks Ended September 29, 2001

Net sales were $943.4 million in the first nine months of 2002, an increase of 11.8% over net sales of $843.5 million for the first nine months of 2001. Pharmacy sales increased from $324.7 million in the first nine months of 2001 to $393.5 million in the first nine months of 2002, an increase of 21.2%, and represented 41.7% of total sales, as compared with 38.5% of total sales in the first nine months of 2001. Front-end sales increased from $518.8 million in the first nine months of 2001 to $549.8 million in the first nine months of 2002, an increase of 6.0%, and represented 58.3% of total sales, as compared with 61.5% of total sales in the first nine months of 2001.  For the first nine months of 2002, third-party reimbursed pharmacy sales represented 89.7% of total pharmacy sales, as compared to 86.5% in the first nine months of 2001. The increase in total sales over last year was attributable to increased comparable store sales of 5.1%, including an increase in pharmacy same store sales of 13.8%, partially offset by a decrease in front-end same store sales of 0.4%, combined with the full nine-month impact of 24 stores opened during the first nine months of 2001 and sales from 28 net new stores opened since the third quarter of 2001. During the first nine months of 2002, we opened 24 new stores and closed three stores, compared to 24 store openings, one store closing and the loss of two stores due to the World Trade Center disaster during the first nine months of 2001.

Cost of sales as a percentage of net sales increased to 77.7% for the first nine months of 2002 from 76.1% for the first nine months of 2001, resulting in a decrease in gross profit margin to 22.3% for the first nine months of 2002 from 23.9% for the first nine months of 2001.  This decrease was primarily attributable to increased promotional activity and lower levels of sales related vendor rebates and allowances in the first half of 2002, combined with an increased percentage of lower margin pharmacy and third party pharmacy sales and higher physical inventory shrink losses.  Cost of sales in the first nine months of 2002 also includes a $1.3 million LIFO charge.

Selling, general and administrative expenses were $145.1 million, or 15.4% of net sales, and $130.9 million, or 15.5% of net sales, in the first nine months of 2002 and 2001, respectively.  The decrease in these expenses as a percentage of sales is primarily attributable to lower payroll and related costs as a percentage of sales.

During the first nine months of 2002, we received a partial payment of $9.9 million toward our business interruption insurance claim originating from the September 11th World Trade Center disaster. After deducting certain claims-related expenses, we recorded a net benefit of $9.4 million in pre-tax income.

Depreciation and amortization of intangibles in the first nine months of 2002 and 2001 were $20.4 million and $19.7 million, respectively.  This increase resulted primarily from increases in the amortization of identifiable intangibles resulting from pharmacy acquisitions completed since the third quarter of 2001, combined with incremental depreciation expenses related to capital expenditures in 2001 and 2002, partially offset by the elimination of goodwill amortization expense resulting from the adoption of FAS 142. Included in the expense for the first nine months of 2001 is $3.3 million related to the amortization of goodwill that would have been eliminated if FAS 142 had been adopted at the beginning of 2001.

We incurred store pre-opening expenses of $1.6 million during the first nine months of 2002 related to the opening of 24 stores.  During the comparable period last year, we incurred pre-opening expenses of $1.4 million related to the opening of 24 stores.

Net interest expense decreased 34.2% to $14.4 million in the first nine months of 2002 from $21.8 million in the first nine months of 2001.  This decrease was primarily attributable to the second quarter 2001 repayment of $130.4 million of senior debt from the proceeds of the follow-on equity offering, combined with the second quarter 2002 repayment of higher cost senior subordinated debt and term loans from the proceeds of the Convertible Note Offering.

Our income before income taxes in the first nine months of 2002 increased 38.7% to $38.6 million, from $27.9 million in the first nine months of 2001, reflecting the factors discussed above.

In the first nine months of 2002, we recorded an income tax provision of $15.3 million, reflecting an estimated annual effective tax rate of 40.9%, reduced by $0.5 million of employment tax credits. In the comparable period last year, the income tax provision of $11.6 million reflected an estimated effective tax rate of 43.0%, partially offset by $0.3 million of employment tax credits.

During the first nine months of 2002, we recorded total extraordinary charges, net of a 40.9% income tax benefit, of $7.9 million, which were composed of the following: (1) $1.4 million, reflecting the accelerated amortization of deferred financing costs related to (a) loans under our Senior Credit Agreement that were repaid with the proceeds of our offering of Senior Convertible Notes and (b) our 9¼% Senior Notes due 2008 that were purchased pursuant to a tender offer completed in June 2002, (2) $4.2 million associated with the payment of consent premiums and other expenses related to the tender offer, and (3) $2.3 million related to the termination of the interest rate swap agreement tied to interest expenses on the loans under the Senior Credit Agreement that were retired with proceeds from the convertible notes offering. During the first nine months of 2001, we recorded total extraordinary charges, net of a 43.0% income tax benefit, of $1.5 million, reflecting the accelerated amortization of deferred financing costs related to (a) loans under our Senior Credit Agreement that were repaid with the proceeds of the primary shares issued in our June 2001 equity offering, and (b) the remaining Term B loans and Term C loans that were refinanced as a result of amending and restating our Senior Credit Agreement.

During the first nine months of 2002, as a result of the change in accounting method of inventory valuation from retail dollar FIFO to specific cost LIFO, we recorded a one-time, non-cash charge of $9.3 million, net of an income tax benefit of $6.7 million.

Liquidity and Capital Resources

On April 16, 2002, we completed an offering (the "Offering") of $381.5 million aggregate principal amount of senior convertible notes maturing on April 16, 2022 (the "Convertible Notes"). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. After deducting commissions and expenses related to the offering, we realized net proceeds of $210.5 million. A portion of the proceeds was used to repay an aggregate of approximately $86.1 million in principal amount of Term A loans and Term B loans and $41.5 million in principal amount of revolving loans (which revolving loans may be reborrowed) under our Senior Credit Agreement. In addition, we terminated an interest rate swap agreement, which was set to expire in January 2003, at a cost of approximately $3.9 million.

Holders of the Convertible Notes may convert each $1,000 in principal amount of their Convertible Notes into 14.1265 shares of our common stock, subject to adjustment, only if (1) the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) the notes are called for redemption, or (3) specified corporate transactions have occurred. Upon conversion, we have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock in an amount as described in the indenture.

Holders of the Convertible Notes may require us to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. We may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. In addition, if we experience a change in control, each holder may require us to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase.

We may redeem for cash all or a portion of the Convertible Notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

On June 3, 2002, we completed a tender offer and consent solicitation (the "Tender Offer") to purchase our outstanding 9¼% Senior Notes due 2008 (the "Senior Notes"). The Tender Offer was priced at $1,083.50 per each $1,000 principal amount of Senior Notes tendered to us on or before the Consent Deadline of May 20, 2002 (the "Consent Deadline"), and $1,063.50 per each $1,000 principal amount of Senior Notes tendered to us after the Consent Deadline but before the May 31, 2002 expiration date. Of the total $80 million Senior Notes outstanding, $78.2 million were tendered on or before the Consent Deadline and an additional $0.2 million were tendered thereafter. On June 3, 2002, we expended a total of $87.1 million from the balance of the proceeds of the Convertible Notes Offering to pay our obligations under the Tender Offer. This payment was composed of principal value ($78.4 million), premium payments ($6.5 million) and accrued interest earned from February 16, 2002 through the payment date ($2.2 million).

At September 28, 2002, we had $5.5 million in Term A and $60.4 million in Term B loans outstanding under our Senior Credit Agreement, $218.5 million of outstanding Convertible Notes and $1.6 million of outstanding Senior Notes. We had no outstanding borrowings under our $80 million revolving credit facility (other than $0.7 million of outstanding standby Letters of Credit) and $12.1 million in cash.  We intend to retire the remaining $1.6 million of outstanding Senior Notes during the first quarter of 2003.  Any amounts outstanding under revolving loans and Term A loans mature on February 15, 2004, and the Term B loans mature on February 15, 2007. We expect that we will be able to extend or replace the revolving loan and Term A loan portions of the Senior Credit Agreement prior to maturity.

Working capital was $235.6 million as of September 28, 2002 and $214.1 million as of December 29, 2001. The increase was primarily due to additional invested cash of $7.0 million, a reduction in short-term borrowings resulting from the issuance of the convertible notes and the payment of a liability to a former pharmacy supplier.

For the first nine months of 2002, net cash provided by operating activities was $19.7 million, as compared to net cash used in operating activities of $4.2 million in the first nine months of 2001. The increase was primarily due to a reduced level of inventory growth in 2002 compared to the prior year and collection of amounts due for our September 11 property loss insurance claim.

Net cash used in investing activities was $44.6 million during the first nine months of 2002, compared to $36.3 million during the first nine months of 2001.  In the first nine months of 2002, capital expenditures, primarily related to new store openings and the remodeling of existing locations, amounted to $36.4 million, while lease, pharmacy customer file and other acquisition costs accounted for $8.2 million of cash used in investing activities.  In the first nine months of 2001, we spent $31.9 million on capital expenditures and $4.4 million on lease, pharmacy customer file and other acquisition costs.

Net cash provided by financing activities was $32.0 million for the first nine months of 2002, compared to $40.6 million for the first nine months of 2001. The decrease reflects the higher levels of cash provided by operations partially offset by increased use of cash for capital expenditures and acquisitions.

Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing stores and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 11 to 13 additional new stores during the remainder of this year (a total of 35 to 37 for all of 2002), and 35 to 40 new stores in fiscal 2003. We expect to spend approximately $48.0 million in 2002 on capital expenditures, primarily for new, renovated and replacement stores and an additional $10.0 million to $12.0 million for lease, pharmacy customer file and other acquisition costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease our store locations.

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings with an extension, refinancing or replacement of our Senior Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of our debt agreements. As of September 28, 2002, we had no borrowings under the revolving portion of our Senior Credit Agreement and had $79.3 million of remaining availability, net of $0.7 million of outstanding standby letters of credit.  Our ability to meet our debt service obligations and reduce our total debt will be dependent upon our future performance, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient to repay our indebtedness in the future. Substantially all of our future revolving and outstanding term loan borrowings under our Senior Credit Agreement bear interest at floating rates. There was approximately $65.9 million of floating rate debt outstanding on September 28, 2002. Therefore, our financial condition will be affected by changes in prevailing interest rates.

The Senior Credit Agreement contains various covenants that limit or restrict, among other things, subject to specified exceptions, our ability to make capital expenditures, incur indebtedness, permit liens on our property, enter into transactions with affiliates, make restricted payments, investments or acquisitions, enter into mergers, consolidations or dissolutions, conduct assets sales, pay dividends or distributions and enter into other specified transactions and business activities.  Financial performance covenants included in our Senior Credit Agreement include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage requirements.  At September 28, 2002, we were in compliance with all financial performance covenants. There are no credit ratings related triggers in either our Senior Credit Agreement or the indentures related to either our Convertible Notes or our remaining Senior Notes that would impact cost of borrowing, annual amortization of principal or related debt maturities.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 29, 2001 are those that depend most heavily on these judgments and estimates.  At September 28, 2002, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Recently Issued Accounting Pronouncements

In April 2002, FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged.

In July 2002, FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged.

ITEM 3. MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our Senior Credit Agreement was approximately $65.9 million at September 28, 2002. At September 28, 2002, the weighted average combined interest rate in effect on all borrowings under the Senior Credit Agreement was 4.31%. A 0.50% change in interest rates applied to the $65.9 million balance of floating rate debt existing at September 28, 2002 would affect pre-tax annual results of operations by approximately $0.3 million. In addition, we also have $218.5 million of Senior Convertible Notes and $1.6 million of Senior Subordinated Notes outstanding at September 28, 2002. These notes bear interest payable semi-annually at fixed rates of 3.75% and 9.25%, respectively, and are therefore not subject to risk from interest rate fluctuations.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may consider using additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings

From August 14 through October 2002, several class action complaints for violations of securities laws were filed against the Company and Anthony J. Cuti, its Chairman, President and CEO. These complaints were filed in the Federal Court for the Southern District of New York on behalf of shareholders who acquired Duane Reade, Inc. securities between April 25, 2002 and July 24, 2002, inclusive (the “Class Period”). Recently, the plaintiffs in these actions filed a request to consolidate these actions into one proceeding. These actions allege that the Company violated federal securities laws by issuing a series of materially false and misleading statements. The Company believes that these actions are completely baseless and without merit. The Company will vigorously defend these actions in court.

We are a party to other legal actions arising in the ordinary course of business.  Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on our financial position, cash flows or results of operations.

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
3.2(i)

Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company’s 9¼% Senior Subordinated Notes due 2008 (the “Notes S-1”)).

3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 of the Notes S-1).
3.4(i)

Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company’s Annual Report on Form 10-K for the year ended December 25, 1999 (the “1999 10-K”)).

3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1).
4.2*	Second Supplemental Indenture, dated as of May 20, 2002, between Duane Reade Inc., the Subsidiary Guarantors, and State Street Bank, as trustee.
4.3

Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 21, 2002 (“the Convertible Notes S-3”)).

4.4	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
10.1	Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2	Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3	Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
10.4	Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.5	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.7

Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).

10.8

Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001 (the “2001 10-K”)).

10.9

Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company, DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co., Putnam High Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital Fund L.P., Tyler International, L.P.—II, and Tyler Massachusetts, L.P. (incorporated by reference to Exhibit 10.13 to the Common Stock S-1).

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

10.13

Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 26, 1998 (the “1998 10-K”)).

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
10.20

Promissory Note, dated as of January 10, 2001, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000 (the “2000 10-K”)).

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
10.24

First Amendment to Stockholders and Registration Rights Agreement, dated as of January 16, 2002, by and among Duane Reade Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.9 to the Convertible Notes S-3).

10.25

Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company’s change in accounting method of inventory valuation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002).

10.26

Third Amendment to Employment Agreement, effective June 16, 2002, between the Company and Anthony J. Cuti (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2002).

10.27

Amended and Restated Employment Agreement, dated August 12, 2002, between the Company and Anthony J. Cuti (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2002).

10.28 *

First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 9, 2002, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston, as the Syndication Agent for the Lenders, and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders.

10.29 *

Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 25, 2002, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston, as the Syndication Agent for the Lenders, and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders.

10.30

Shareholder Rights Agreement, dated as of September 12, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated September 12, 2002).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).

* filed herewith

(b)	Reports on Form 8-K:

On August 13, 2002, the Company filed a Current Report on Form 8-K which contained, in response to item 9, the Officer’s Certifications attesting to the completeness and accuracy of the information contained within the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2002, filed concurrently on August 13, 2002.

On September 12, 2002, the Company filed a Current Report on Form 8-K which contained information related to the Company’s adoption of a Shareholder Rights Agreement effective September 5, 2002.

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

Dated:	November 12, 2002
DUANE READE, Inc.
(Registrant)

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 12, 2002.

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

Dated:	November 12, 2002
DRI I Inc.

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 12, 2002 by:

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2002
DUANE READE

By: DRI I Inc., a general partner		By: Duane Reade Inc., a general partner

By:	/s/ John K. Henry	By:	/s/ John K. Henry
Name:	John K. Henry	Name:	John K. Henry
Title:	Senior Vice President and Chief Financial Officer	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 12, 2002 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

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

Dated: November 12, 2002
DUANE READE REALTY, Inc.

	By:	/s/ John K. Henry
		Name:	John K. Henry
		Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 12, 2002 by:

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

Dated: November 12, 2002

DUANE READE INTERNATIONAL, Inc.

	By:	/s/ John K. Henry
		Name:	John K. Henry
		Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 12, 2002 by:

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

CERTIFICATIONS

I, Anthony J. Cuti, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Duane Reade Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

By:	/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
	Anthony J. Cuti	(Principal Executive Officer)

I, John K. Henry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Duane Reade Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

By:	/s/ John K. Henry	Senior Vice President and Chief Financial Officer
	John K. Henry	(Principal Accounting Officer)