Form 10-Q
period 2002-06-30
DUANE READE REALTY INC; DUANE READE INTERNATIONAL INC; DUANE READE INC; DUANE READE; DRI I INC
filed 2004-08-05
CIK 1095723, 1095722, 895364, 895366, 1052796

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 26, 2004.	Commission file number 1-13843

DUANE READE INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3164702
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade International, Inc*	Delaware	22-3672347
Duane Reade Realty, Inc *	Delaware	13-4074383

*      Guarantors with respect to the Company’s 2.1478% Senior Convertible Notes due 2022

440 Ninth Avenue New York, New York	10001
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2):  Yes ☒  No ☐

The number of shares of the Common Stock outstanding as of August 4, 2004:  24,538,799

This and other of our public filings or public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products such as private label merchandise, plans and objectives of management, capital expenditures, growth and maturation of our stores and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause our actual results to differ substantially from our expectations are:

•                                          the competitive environment in the drugstore industry in general and in the New York greater metropolitan area;

•                                          the ability to open and operate new stores on a profitable basis and to increase sales in existing stores;

•                                          the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription reimbursement rates;

•                                          the continued efforts of federal, state and municipal government agencies to reduce Medicaid reimbursement rates, modify Medicare benefits and/or reduce prescription drug costs;

•                                          our significant indebtedness;

•                                          the strength of the economy in general and the economic conditions in the New York greater metropolitan area, in particular, including changes in consumer purchasing power and/or spending patterns;

•                                          changes in the cost of goods and services;

•                                          trends in the healthcare industry, including continued conversion of various prescription drugs to over-the-counter medications and the increasing market share on the part of internet-based and mail-order-based providers;

•                                          labor disturbances, including any resulting from the suspension or termination of our collective bargaining agreements;

•                                          changes in federal and state laws and regulations, including the potential impact of changes in regulations surrounding the importation of pharmaceuticals from foreign countries and changes in minimum wage rates;

•                                          liability and other claims asserted against us including the items discussed under Part II, Item 1-Legal Proceedings;

•                                          changes in our operating strategy or development plans;

•                                          our ability to attract, hire and retain qualified personnel, including our ability to attract qualified pharmacists;

•                                          interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms to fund the anticipated growth of our business;

•                                          the outcome of the legal proceedings that have been instituted against us and others following announcement of our merger agreement with Duane Reade Acquisition Corp. and Duane Reade Shareholders, LLC;

•                                          the continued impact of, or new occurrences of, terrorist attacks in the New York greater metropolitan area and any actions that may be taken by federal, state or municipal authorities in response to or in anticipation of such occurrences;

•                                          changes in our acquisition and capital expenditure plans;

•                                          our ability to continue to secure suitable new store locations under acceptable lease terms;

•                                          our ability to successfully implement and manage new computer systems and technologies;

•                                          our ability to limit fraud and shrink;

•                                          demographic changes; and

•                                          other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this filing. We do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements.

We caution you that the areas of risk described above may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess the impact, if any, of such risks on our businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, you should keep in mind that any forward-looking statement made in this filing might not occur.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Duane Reade Inc.

Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net sales	$365,206	$355,146	$714,756	$688,768
Cost of sales	285,018	278,171	558,802	541,604

Gross profit	80,188	76,975	155,954	147,164

Selling, general & administrative expenses	59,924	57,260	118,567	110,834
Labor contingency expense	1,100	—	2,200	—
Transaction expenses	1,516	—	2,619	—
Depreciation and amortization	9,239	8,154	18,305	15,712
Store pre-opening expenses	209	229	365	644
	71,988	65,643	142,056	127,190

Operating income	8,200	11,332	13,898	19,974
Interest expense, net	3,257	3,549	6,694	7,066
Debt extinguishment	—	—	—	105

Income before income taxes	4,943	7,783	7,204	12,803
Income taxes	1,976	3,725	2,880	5,633
Net income	$2,967	$4,058	$4,324	$7,170

Per Common Share – Basic

Net income	$0.12	$0.17	$0.18	$0.30

Weighted Average Common Shares Outstanding	24,482	24,038	24,446	24,038

Per Common Share – Diluted

Net income	$0.12	$0.17	$0.18	$0.29

Weighted Average Common Shares Outstanding	24,687	24,351	24,686	24,345

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 26, 2004	December 27, 2003
	(Unaudited)
ASSETS
Current Assets
Cash	$1,328	$1,252
Receivables, net	55,063	53,689
Inventories, net	260,307	259,765
Deferred income taxes	7,265	8,150
Prepaid expenses and other current assets	16,233	19,504
TOTAL CURRENT ASSETS	340,196	342,360

Property and equipment, net	193,174	189,469
Goodwill, net	161,625	161,318
Deferred income taxes	3,623	5,543
Other assets	98,384	88,836
TOTAL ASSETS	$797,002	$787,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$77,041	$85,258
Accrued interest	1,544	1,633
Other accrued expenses	28,343	27,489
Current portion of capital lease obligations	441	422
TOTAL CURRENT LIABILITIES	107,369	114,802

Long-term debt	278,339	271,385
Capital lease obligations, less current portion	878	1,103
Other non-current liabilities	67,645	62,915
TOTAL LIABILITIES	454,231	450,205

Commitments and Contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding: 24,538,799 and 24,403,550 shares, respectively	245	244
Paid-in capital	333,043	331,917
Retained earnings	9,483	5,160
TOTAL STOCKHOLDERS’ EQUITY	342,771	337,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$797,002	$787,526

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the 26 Weeks Ended
	June 26, 2004	June 28, 2003
Cash flows provided by operating activities:
Net income	$4,324	$7,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,260	16,727
Deferred income taxes	2,805	2,817
Debt extinguishment	—	31
Non-cash rent expense	3,067	4,424
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	(1,374)	(227)
Inventories	437	(10,954)
Accounts payable	(8,217)	2,189
Prepaid and accrued expenses	3,400	(3,229)
Other assets and liabilities, net	(3,663)	(4,968)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,039	13,980

Cash flows used in investing activities:
Capital expenditures	(16,182)	(25,795)
Lease acquisition, customer file and other costs	(11,517)	(9,903)
NET CASH USED IN INVESTING ACTIVITIES	(27,699)	(35,698)

Cash flows from financing activities:
Repayment of term loans	—	(1,981)
Net borrowing of revolving credit facility	6,954	23,000
Retirement of senior subordinated notes	—	(1,621)
Proceeds from exercise of stock options	1,126	—
Deferred financing costs	(138)	(350)
Repayments of capital lease obligations	(206)	(271)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,736	18,777

Net increase (decrease) in cash	76	(2,941)
Cash at beginning of period	1,252	4,183
Cash at end of period	$1,328	$1,242

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Consolidated Interim Financial Statements

(dollars in thousands, except per share data)

1. Basis of Presentation

The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations, financial position and cash flows of Duane Reade Inc. (the “Company”), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s Annual Consolidated Financial Statements for the year ended December 27, 2003. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K/A for the year ended December 27, 2003. The Unaudited Consolidated Interim Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated. Earnings per share amounts are calculated based on the weighted average number of shares outstanding during the period and may not add due to rounding. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company has no assets or operations other than its investment in its subsidiaries, each of which is a guarantor. Accordingly, the Unaudited Consolidated Interim Financial Statements present the consolidated assets and operations of the subsidiary guarantors.  The guarantees of the subsidiary guarantors, which relate to the Company’s obligations under its registered debt and credit agreement, are full and unconditional, joint and several.

2.  Subsequent Event – Acquisition by Oak Hill Capital Partners, L.P.

On July 30, 2004, the Company was acquired through a merger transaction with Duane Reade Acquisition Corp. (“Duane Reade Acquisition”), a wholly owned subsidiary of Duane Reade Holdings, Inc. and an affiliate of Oak Hill Capital Partners, L.P. (“Oak Hill”), a private equity firm (the “Acquisition”). The Acquisition was accomplished through the merger of Duane Reade Acquisition into Duane Reade Inc., with Duane Reade Inc. being the surviving entity. The transaction was unanimously approved by the independent members of Duane Reade’s board of directors, who resigned from the board on July 30, 2004 in anticipation of the completion of the Acquisition. Under the terms of the merger agreement, which was approved by the Company’s stockholders at a special meeting on July 26, 2004, the Company’s stockholders (other than those who exercise and perfect their appraisal rights) will receive $16.50 per share in cash, without interest.  The aggregate value of the merger transaction is approximately $744 million, including transaction expenses and the repayment of indebtedness. The equity financing necessary for the merger was provided by Oak Hill and an affiliate equity fund, Oak Hill Capital Management Partners, L.P. as well as several co-investors selected by Oak Hill to participate in the transaction. The debt financing necessary for the merger was provided by a syndicate of banking institutions led by Banc of America Securities LLC. Mr. Anthony J. Cuti, the Company’s Chairman, President and CEO, the Company’s Senior Vice Presidents and certain other members of management have equity interests in the acquiring entity and have continued in the same management positions after the Acquisition.  The new board of directors is comprised of certain executives of Oak Hill and Mr. Cuti. At the special meeting of the Company’s stockholders on July 26, 2004, a total of 15,436,702 shares, representing 62.9 % of the total outstanding shares of common stock as of the June 3, 2004 record date, were voted in favor of the adoption of the merger agreement. As a result of the stockholders’ approval of the merger agreement and the satisfaction of all other conditions to the merger, the merger and related financings were consummated on July 30, 2004.

3. National Labor Relations Board Recommendation

The Company is a party to a National Labor Relations Board (“NLRB”) administrative proceeding regarding a dispute with the Allied Trade Council (“ATC”) over whether a negotiating impasse was reached between the Company and the union in August of 2001. The ATC represents employees in 139 of the Company’s stores pursuant to a collective bargaining agreement that expired on August 31, 2001. The employees have been working pursuant to the terms of the Company’s December 6, 2001 implemented contract with the ATC, which expires on August 31, 2004. The Company believes an impasse did occur and as a result, the Company had the right to implement its latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401(k) retirement program. The Company discontinued making additional payments into the various funds associated with the union as it was providing many of these benefits on a direct basis and because its past contributions to these funds had caused these funds to be in a position of excessive overfunding. In addition, the Company had concerns that its past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of the Company’s employees. On February 18, 2004, an Administrative Law Judge (“ALJ”) who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for the Company to make its employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. If this recommendation is adopted by the full NLRB and enforced by the circuit court of appeals, it could result in the Company being required to contribute amounts that have yet to be determined into the union’s pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that the Company had funded since it implemented its final contract proposal for these same benefits that were paid for its ATC employees. Because this is just the first phase of a long and complicated administrative process likely to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The ALJ’s recommendation is not a binding order and has no force and effect of law. Rather, it is a recommendation to the full NLRB in Washington D.C., which will conduct a complete review at some point in the future and decide to uphold, reject or modify the recommendation. The full NLRB decision is also subject to judicial review by the circuit court of appeals and a compliance hearing before any financial remedy can be determined. While there can be no definitive assurance, the Company has been advised by its outside labor counsel that it has numerous meritorious defenses and arguments in response to the ALJ’s recommendation.

In light of the foregoing, while it is the Company’s belief that the final financial outcome of this litigation cannot be determined at this time, under the provisions of Statement of Financial Accounting Standard (“FAS”) No. 5 which addresses contingencies, the Company recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003 and additional pre-tax charges of $1.1 million in each of the quarters ended March 27, 2004 and June 26, 2004. These charges represent the current best estimate of the loss that would result upon application of the ALJ’s recommendation. The Company notes that such charges were based upon the facts available to it at the time. In the Company’s opinion, such charges could be subject to significant modification in the future, upon review by the full NLRB, the Federal Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that the Company did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through June 26, 2004, reduced by a portion of the benefits the Company paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until June 26, 2004. While this represents the Company’s current best estimate of the ALJ’s recommendation, the Company believes that the actual range of loss in this matter could be from $0, if the ALJ’s recommendation is not followed, to approximately $29 million, if the ALJ’s recommendation is upheld and there is no offset for any benefits paid over this period.

Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, the Company will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charge recorded in the 2003 financial statements. The Company currently estimates that the pre-tax charge in 2004 will approximate $4.4 million.

4. Inventory and Cost of Sales

At June 26, 2004, inventories, consisting solely of finished goods, would have been greater by $0.8 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other recurring real estate-related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market-related data, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. Other real estate-related income amounted to $1.2 million and $2.0 million in the quarter and six months ended June 26, 2004, respectively, as compared to $0.1 million and $1.3 million in the quarter and six months ended June 28, 2003, respectively. There was no income realized from the sale of market-related data in the second quarter or first six months of either 2004 or 2003.

5. Recently Issued Accounting Pronouncements

In December 2002, FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, the Company adopted the disclosure-only provisions of FAS No. 148 effective in 2002.

The Company previously adopted FAS No. 123, “Accounting for Stock-Based Compensation” and, as permitted under FAS No. 123, has elected the disclosure-only provisions. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. There is no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation (dollars in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net income, as reported	$2,967	$4,058	$4,324	$7,170

Adjust: Total stock-based employee compensation (expense)/income determined under fair value based method for all awards, net of related tax effects.	(1,136)	(378)	(2,272)	9,018

Pro forma net income	$1,831	$3,680	$2,052	$16,188

Income per common share:
Basic - as reported	$0.12	$0.17	$0.18	$0.30
Basic - pro forma	$0.07	$0.15	$0.08	$0.67

Diluted - as reported	$0.12	$0.17	$0.18	$0.29
Diluted - pro forma	$0.07	$0.15	$0.08	$0.66

Basic shares	24,482	24,038	24,446	24,038
Diluted shares	24,687	24,351	24,686	24,345

As described in previous SEC filings issued during 2003, the Company cancelled 1,337,449 outstanding stock options during the first quarter of 2003 in connection with the Stock Option Exchange Offer. The pro forma income shown in the table above for the six months ending June 28, 2003 includes the reversal of pro forma expenses previously disclosed totaling $9.7 million, related to the granting of these original options.  On October 1, 2003, the Company issued 1,320,947 options at an exercise price of $16.55 per share to replace those options exchanged in connection with the Stock Option Exchange Offer. As a result, beginning in the fourth quarter of 2003, the Company has been incurring pro forma compensation expense which reflects the fair value of the replacement stock options granted.

The pro forma compensation income (expense) for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions for each of the periods shown: dividend yield of 0%, expected volatility of 50%, risk free interest rate of 6.6% and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net income for future periods since options vest over several years and options granted prior to 1995 are not considered.

On July 30, 2004, as a result of the Acquisition, all stock options, whether or not then vested, with an exercise price of $16.50 or more per share were cancelled without any payment therefore, and the remaining “in the money” options (excluding certain management options that were forfeited in connection with the Acquisition), whether or not then vested, with exercise prices of less than $16.50 per share were converted into the right to receive the excess of $16.50 per share over the exercise price of each of the options.

6. Acquisitions

During the second quarter and first six months of fiscal 2004 and fiscal 2003, the Company acquired pharmacy customer files, which were merged into existing stores, and the operations, including certain lease-related assets, of a number of pharmacy establishments, which were operated as new stores.  The table below provides details of this acquisition activity for each of the periods presented (dollars in millions).

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Customer prescription files	1	2	5	6
Pharmacy establishments	1	—	1	2
Total acquisitions	2	2	6	8

Cash consideration	$0.9	$0.4	$7.4	$6.0
Total acquisition cost	$0.9	$0.4	$7.4	$6.0

Purchase price allocation:
Identifiable intangibles	$0.8	$0.4	$6.4	$3.9
Goodwill	—	—	0.3	0.9
Inventory	0.2	0.1	1.0	1.0
Property and equipment	—	—	—	0.5
Other assets and liabilities, net	(0.1)	(0.1)	(0.3)	(0.3)
Total	$0.9	$0.4	$7.4	$6.0

The acquired operations have been included in the consolidated statement of operations from the date of acquisition and did not have a material effect on sales, results of operations or earnings per share of the Company for the periods presented.

7. Debt

Long-term debt is composed of the following (in thousands):

	Balance at June 26, 2004	Balance at Dec. 27, 2003
Description of Instrument

2.1478% Senior Convertible Notes due 2022	$201,032	$201,032
Revolving credit facility	77,307	70,353
	278,339	271,385
Less – Current portion	—	—
Total Long Term Debt	$278,339	$271,385

2.1478% Senior Convertible Notes due April 16, 2022

On April 16, 2002, the Company completed an offering of $381.5 million aggregate principal amount of Senior Convertible Notes maturing on April 16, 2022 (the “Convertible Notes”). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. In December 2002, the Company repurchased a total of $30.5 million principal value of the Convertible Notes at an average purchase price of $486.99 per $1,000 note, resulting in the remaining net outstanding balance of $201.0 million.

As more fully detailed in the Registration Statement on Form S-3 filed with the SEC on June 21, 2002, holders of the Convertible Notes may convert each $1,000 in principal amount of their Convertible Notes into 14.1265 shares of the Company’s common stock, subject to adjustment, only if (1) the sale price of the Company’s common stock reaches the “conversion trigger price,” as defined in the indenture governing the Convertible Notes, of $44.60 per share, (2) the trading price of the notes falls below 103% of the “average conversion value,” as defined in the indenture governing the Convertible Notes, (3) the notes are called for redemption, or (4) specified corporate transactions, including a consolidation, merger, or a transfer of all or substantially all of the Company’s assets have occurred. Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and common stock in an amount as described in the indenture. These notes are not considered to be potential common shares, and are not included in the calculation of diluted earnings per share, as the Company intends to settle any conversions in cash.

Holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. The Company may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. In addition, each holder may require the Company to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase if the Company experiences a change of control.

The Acquisition is deemed to be a “change of control” under the indenture governing the Convertible Notes. Within 15 days after the completion of the Acquisition, the Company is required to notify the holders of the Convertible Notes of their option to require the Company to purchase the notes. The Company expects substantially all holders will exercise these repurchase rights, and the Company intends to finance the repurchase of these notes from the funds raised to finance the Acquisition.

In connection with the consummation of the Acquisition, the Company, Duane Reade Shareholders, LLC, the indirect parent of Duane Reade Acquisition Corp. and each of the subsidiaries of the Company that are guarantors of the Convertible Notes entered into a supplemental indenture.  Pursuant to the supplemental indenture, as a result of the merger of Duane Reade Acquisition Corp. with and into the Company, the Convertible Notes may only be converted into the right to receive from the Company $16.50 (in cash and without interest) per share of the Company’s common stock issuable to a holder of Convertible Notes in connection with such conversion.

Revolving Credit Facility

On July 21, 2003, the Company completed the refinancing of the Fourth Amended and Restated Credit Agreement entered into by the Company on July 10, 2001 (the “Senior Credit Agreement”). The new credit facility (the “Credit Agreement”) is an asset-based revolving loan which uses a pre-determined percentage of the current value of the Company’s inventory, customer prescription files and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. The obligations of the Company under the Credit Agreement are collateralized by substantially all of the assets of the Company. In addition, the Credit Agreement has been guaranteed by each of the Company’s corporate subsidiaries, and such guarantees are collateralized by substantially all assets of such guarantors.  The Credit Agreement matures on July 20, 2008.

The Credit Agreement contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the Credit Agreement. Borrowings under the Credit Agreement have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant did not become applicable during the period. There are no credit ratings related triggers in the Credit Agreement or in the indenture related to the Convertible Notes.

At June 26, 2004, there was $77.3 million outstanding under the revolving credit facility, and approximately $119.8 million of remaining availability, net of $2.9 million reserved for standby letters of credit.

On July 22, 2004, in connection with the anticipated consummation of the Acquisition, the Credit Agreement was amended (the “Amended Credit Agreement”) to increase the Company’s borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of the Company’s inventory, customer prescription files and selected accounts receivable. The Amended Credit Agreement includes a $50 million sub-limit for the issuance of letters of credit.  Obligations under this revolving loan facility are secured by a first priority security interest in inventory, receivables, pharmacy prescription files and certain other current assets. The Company and Duane Reade, a New York general partnership which is the Company’s principal operating company and of which the Company is a general partner (“Duane Reade GP”), are co-obligors under the amended facility.  The amended facility is guaranteed by Duane Reade Holdings and each of Duane Reade Inc.’s domestic subsidiaries other than Duane Reade GP. Revolving loans under the Amended Credit Agreement will, at the Company’s option, bear interest at either (i) a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, to be determined based on levels of borrowing availability reset each fiscal quarter or (ii) a rate equal to the prime rate of Fleet Retail Group Inc. plus a margin of from 0.00% to 0.50%, to be determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based.

Senior Term Loan Facility

On July 30, 2004, in connection with the Acquisition, the Company entered into a Senior Term Loan Facility (the “Senior Term Loan”) in the principal amount of $155 million. This loan will mature on July 30, 2010. While there are no scheduled principal payments over its term, the Company will be required to prepay the senior term loan together with accrued interest thereon, with (a) all net cash proceeds (i) from sales of property and assets by Duane Reade Holdings and its subsidiaries (excluding sales of inventory in the normal course of business and certain other exceptions described in the Senior Term Loan), (ii) of extraordinary receipts as defined in the Senior Term Loan and (iii) from the issuance or incurrence of additional debt of Duane Reade Holdings or any of its subsidiaries other than certain identified indebtedness permitted under the Senior Term Loan, (b) 50.0% of all net cash proceeds from the issuance of additional equity of Duane Reade Holdings or any of its subsidiaries (excluding equity issued to Oak Hill or its affiliates) and (c) 50.0% of excess cash flow of Duane Reade Holdings and its subsidiaries.  Loans under the Senior Term Loan facility will, at the Company’s option, bear interest at a rate per annum of (i) the reserve-adjusted LIBOR plus an applicable margin of 3.25%; or (ii) 2.25%, plus the higher of (a) the prime rate of Bank of America, N.A. and (b) the Federal Funds rate plus 0.50%.  Duane Reade GP became a co-obligor under the Senior Term Loan upon the closing of the Acquisition.  All obligations under the Senior Term Loan will be guaranteed by Duane Reade Holdings and each of the Company’s existing and future direct and indirect subsidiaries, other than Duane Reade GP and certain foreign subsidiaries.  The Senior Term Loan is secured by a first priority security interest in substantially all of the Company’s assets other than those assets in which the lenders under the Amended Credit Agreement have a first priority interest.  The Senior Term loan is also secured by a second priority security interest in all collateral pledged on a first priority basis to lenders under the Amended Credit Agreement.  The Senior Term Loan also contains affirmative and negative covenants customary for a senior term loan facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, joint ventures, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions.  The Senior Term Loan also requires Duane Reade Holdings and its subsidiaries to maintain a maximum leverage ratio and a minimum interest coverage ratio. There are no credit related triggers in the Senior Term Loan Facility or in the senior subordinated notes described below.

$195 Million 9 3/4% Senior Subordinated Notes Due 2011

On July 30, 2004, upon completion of the Acquisition, the Company entered into an Indenture Agreement for $195 million of 9 3/4% Senior Subordinated Notes due 2011 (the “Senior Notes”).  These notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1, commencing February 1, 2005. These notes are unsecured obligations and subordinated in right of payment to all of the Company’s existing and future unsubordinated indebtedness, including borrowings under the Amended Credit Agreement and the Senior Term Loan. The notes rank equally with the Company’s senior subordinated indebtedness and senior to the Company’s subordinated indebtedness. These notes are guaranteed on an unsecured senior subordinated basis by all of the Company’s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the Senior Notes. The Company may redeem the notes, in whole or in part, at any time on or after August 1, 2008, at a redemption price of 104.875% declining to par on August 1, 2010, plus accrued and unpaid interest. In addition the Company can redeem up to 35% of the Senior Notes before August 1, 2007 with the net cash proceeds from certain equity offerings. Upon the occurrence of specified change of control events, the Company will be required to make an offer to repurchase all of the Senior Notes at 101% of the outstanding principal amount of the notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the Senior Notes contains certain affirmative and negative covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the Senior Notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by the Company’s subsidiaries. Under a registration rights agreement entered into as part of the offering of the Senior Notes, the Company is required to (i) file a registration statement within 120 days after the completion of the Acquisition, (ii) use its reasonable best efforts to cause the registration statement to become effective within 180 days after the completion of the Acquisition, and (iii) use its reasonable and best efforts to complete the exchange offer within 210 days after the Acquisition is completed.

8. Net Income per Common Share

Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FAS No. 128 “Earnings per Share.” Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company’s “in-the-money” stock options. Of the options to purchase 2,078,590 and 1,221,197 shares of common stock outstanding at June 26, 2004 and June 28, 2003, respectively, options to purchase 1,475,932 shares at June 26, 2004 and 195,970 shares at June 28, 2003 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares and therefore the impact of these shares would be anti-dilutive. Dilutive potential common shares do not include any potential shares that could be issued relative to the Company’s 2.1478% Convertible Notes (see Note 7 to these Unaudited Consolidated Interim Financial Statements for a description of the relevant conversion terms of the Convertible Notes).

The following table sets forth the computation of net income per common share for the periods presented (in thousands, except per share amounts):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net income	$2,967	$4,058	$4,324	$7,170

Weighted average common shares outstanding - basic	24,482	24,038	24,446	24,038

Potential dilutive shares	205	313	240	307

Weighted average common shares outstanding - diluted	24,687	24,351	24,686	24,345

Per common share - basic

Net income	$0.12	$0.17	$0.18	$0.30

Per common share - diluted

Net income	$0.12	$0.17	$0.18	$0.29

9. Income Taxes

Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate is lower than the combined statutory rates, primarily reflecting the impact of these income tax credits. The effective tax rate of 40% recorded in the first six months of 2004 gives effect to the New York State tax legislation passed in May 2003 with retroactive application to January 1, 2003.  This legislation effectively eliminated certain royalty fee and related interest expense deductions. The employment tax credits represent the economic benefits earned by the Company for its participation in various federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by the Company for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs.

10. Commitments and Contingencies

The Company is party to legal actions arising in the ordinary course of business. Based on information presently available to management, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the financial position, results of operation or cash flows of the Company. In addition, the Company is a party to the following legal actions and matters:

During 2002, the Company initiated a legal action against its former property insurance carrier in Federal Court in the Southern District of New York, in an attempt to recover what the Company believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which the Company’s single highest volume and most profitable store was completely destroyed.  The claim is pending before the United States District Court for the Southern District of New York.  In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center. The Company has received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The appraisal process involves two appraisers and an umpire (to resolve differences between the two appraisers) who will determine the amount of insured loss the Company has sustained. The insurance carrier has appealed a number of the rulings by the trial court. In light of both the early state of the appraisal process and the inherent uncertainty in litigation relating to the appeal, the amount of additional insurance proceeds, if any, the Company may collect under the terms of its insurance contract with the defendant cannot be reasonably predicted or determined at this time, and therefore, the Company has not accrued any additional income related to this potential settlement. In fiscal 2002, the Company received an advance of approximately $9.4 million toward its business interruption claim that was recognized as a separate component of income in the Company’s consolidated statement of income. In the event of an unfavorable outcome to the Company, this amount would not be required to be returned to the insurance company.

The Company, Anthony J. Cuti, its Chairman, President and Chief Executive Officer, John K. Henry, its Senior Vice President and Chief Financial Officer, and Gary Charboneau, its Senior Vice President of Sales and Marketing, have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased Duane Reade Inc.’s common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which seeks an unspecified amount of damages, alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted the Company’s motion to dismiss the plaintiff’s action, with prejudice. The plaintiffs have filed an appeal. The Company continues to believe that the plaintiffs’ actions are completely baseless and wholly without merit, and intends to continue to vigorously defend itself.

The Company is a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to the Company. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against the Company. In December 2003, the Company settled the issue of the amount of its liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with the Company’s previously established reserves. The amount of attorney’s fees owed to the plaintiffs’ attorneys remains an open issue in the case, and the Company plans to vigorously defend claims by these attorneys for fees. It is not anticipated that the amount of attorneys’ fees that would be required to be paid in this matter would be material to the business and operations of the Company.

The Company is a party to related lawsuits, Irving Kroop, et al. v. Duane Reade, NY, NY et al., 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that the Company did not make certain required contributions to these funds from January 2000 through August 2001. The plaintiffs have recently filed a motion seeking summary judgment of $2.29 million of claims for alleged underfunding, including related penalties and interest. In addition, at various times, the plaintiffs have stated that they believe the Company may owe additional amounts. However, any additional amounts that the plaintiffs may claim are not known at this time. The Company has filed a motion opposing these claims. The Company believes that it has made sufficient contributions to these funds and that it has meritorious defenses to the claims being made by these funds. Accordingly, the Company intends to vigorously defend itself in these matters. At this time, it is not possible to determine the ultimate outcome of this case or the actual amount of liability the Company may face, if any.

The Company is involved in an ongoing dispute with Cardinal Health, one of its former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. Duane Reade is seeking from Cardinal an unspecified amount of damages and punitive damages of at least $20 million. Cardinal is seeking approximately $18 million in damages plus attorney’s fees and interest. While there can be no definitive assurance, the Company believes it has counterclaims that offset the claims against it by Cardinal, as well as meritorious defenses to these claims, and plans to vigorously pursue its affirmative claims and to vigorously defend itself in this action. Non-party discovery in this case has been concluded and it is expected to go to trial sometime in 2004.

The Company is involved in litigation related to a dispute with the Allied Trades Council, a union representing employees in 139 of its stores. This litigation is more fully described in Note 3 to these Unaudited Consolidated Interim Financial Statements.

A New York State Tax Appeals Tribunal ruling in a matter involving another company may have an adverse impact upon the Company’s New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling of the Tribunal is subject to further legal appeal and interpretation in light of the Company’s own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by the Company at this time.

Litigation Relating to the Merger Transaction:  Duane Reade is aware of six purported class action complaints challenging the merger transaction consummated by the Company and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending, but has not been served on Duane Reade.  The Delaware Complaints name Mr. Cuti and certain other members of the Company’s board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of the Company’s board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint (the “Consolidated Complaint”).

The Consolidated Complaint alleges that defendants failed to disclose material information in the preliminary proxy statement, which was filed with the SEC on March 19, 2004.  Specifically, the Consolidated Complaint alleges that the defendants failed to disclose: (1) the precise nature of the “Current Employment Agreement Estimated Payments,” as that term is used in the preliminary proxy, and the reasons for these payments; (2) the materials and data purportedly used by Bear Stearns in calculating the “Current Employment Agreement Estimated Payments,” instead of the disclosure in the preliminary proxy statement that these calculations were “approximations based on various assumptions since the precise amounts payable would require actuarial or other expert valuation,” even though Bear Stearns allegedly relied on these calculations; (3) the methodology, projections and other information used by Bear Stearns to calculate the estimated present value of the company; and (4) that the merger consideration represented an approximately 11.7% premium based upon the trading price of Duane Reade shares on December 22, 2003, instead of the disclosure in the preliminary proxy that shareholders would be receiving a much higher premium of 22.0%.  The Consolidated Complaint and the New York Complaint allege, among other things, that the defendants purportedly breached duties owed to Duane Reade’s stockholders in connection with the transaction by failing to: (a) appropriately value Duane Reade as a merger candidate; (b) expose Duane Reade to the marketplace in an effort to obtain the best transaction reasonably available, including to market Duane Reade to industry participants; and (c) adequately ensure that no conflicts of interest exist between defendants’ own interests and their fiduciary obligation to maximize stockholder value.  Plaintiffs seek, among other things: an order that the complaints are properly maintainable as a class action; a declaration that defendants have breached their fiduciary duties and other duties; injunctive relief; an unspecified amount of monetary damages; attorneys’ fees, costs and expenses; and such other and further relief as the court may deem just and proper.  Duane Reade believes these lawsuits are without merit and plans to defend these lawsuits vigorously.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our business consists of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front main check-out sections of our stores. This portion of our business consists of over-the-counter medications, health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing, photo supplies, seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 54.7% of our sales in both the quarter and six months ended June 26, 2004, and is characterized by generally higher gross margins that are approximately twice that of our pharmacy or back-end business.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than other major conventional drug store chains, which average between 30% to 40%, but as is the case with most other drug store chains, represents a decreasing share of business year after year due to the faster rate of pharmacy sales growth.  Our pharmacy sales include all items we sell by prescription filled at our retail locations or by our central fill facility and delivered to our stores or direct to customers. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions.

Sales to third party prescription plans represented 92.2% and 92.1% of our pharmacy sales in the quarter and six months ended June 26, 2004, respectively. The pharmacy portion of our business is subject to a number of federal, state and local regulations that govern the conduct of this business. The high rate of growth in pharmacy sales has been due to a number of favorable demographic and industry trends such as the aging of the population, expanding penetration of third party private and government-sponsored coverage and the increasing usage of prescription drugs to improve quality of life and in place of medical procedures. Along with the fast pace of growth in this area have come generally higher rates of product cost inflation, resulting in an increased focus on the part of both government and private plans to control their costs of providing these benefits. As a result, pharmacy gross margins have been under pressure.

During 2003, President Bush signed legislation that will expand Medicare coverage of prescription drugs for senior citizens not participating in third party plans, which represent less than 2% of our total revenue. This new Medicare coverage is planned to take effect in 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement. In June 2004, a temporary senior citizen prescription drug discount program furnished under this Medicare legislation was implemented and is expected to remain in effect until the full Medicare program takes effect in 2006. This temporary program is also expected to result in lower pharmacy margins than those currently realized on prescriptions that are not subject to third party plan reimbursement. Based on our experience over time, we expect that increased utilization of prescription drugs by senior citizens participating in the new programs will offset the effect of lower margins on our revenues.

In fiscal 2003, New York State reduced Medicaid prescription reimbursement rates, adversely impacting our pharmacy gross margins. Recent New York State budget proposals also include the possibility of additional reductions in Medicaid reimbursement rates.

While retaining its high rate of growth in 2003, the retail pharmacy industry experienced substantially reduced rates of pharmacy same-store sales growth resulting from a decline in the demand for hormonal replacement drugs, conversion of some high volume prescription drugs to over-the-counter status, increased levels of required co-payments by insurers, increased utilization of lower priced generic medications and reductions in coverage resulting from high unemployment rates. These trends continued to be operative throughout the first half of 2004.

We operate approximately 85% of our 247 stores in New York City and therefore our financial performance is heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance.

The New York City economy continues to experience higher rates of unemployment than the national economy overall. June unemployment data for New York City indicated an unemployment rate of 7.4% compared to a national average of 5.6%. While the local economy still lags the national trend, the city did not experience continued job losses during the quarter and has begun to report a rising rate of tax revenues. In addition, the New York City unemployment rate reflects a significant improvement as compared to the monthly average rate of 8.5% reported for the first quarter of this year. We believe that these trends reflect an improved fiscal situation for the city overall that is consistent with the early stages of an improving local economy.

On July 30, 2004 we were acquired through a merger transaction with Duane Reade Acquisition Corp. (“Duane Reade Acquisition”), a wholly owned subsidiary of Duane Reade Holdings, Inc. and an affiliate of Oak Hill Capital Partners, L.P. (“Oak Hill”), a private equity firm (the “Acquisition”). The aggregate value of the Acquisition was approximately $744 million, including transaction expenses and the repayment of a portion of our indebtedness.  As a result of the Acquisition, our shares will no longer be listed on the New York Stock Exchange and Duane Reade will continue its operations as a privately held company. Each share of Duane Reade’s common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest, in cash.

Oak Hill financed the acquisition out of their current $1.6 billion private equity fund, along with several co-investors. The funding also included third-party debt financings, including the issuance of 9.75% Senior Subordinated Notes due 2011 in a principal amount of $195 million, a new senior secured term loan facility in an aggregate amount of $155 million and an increase of our existing revolving credit facility with Fleet Retail Group to $250 million, that resulted in approximately $93.3 million of borrowing capacity after completion of the merger. The high-yield note offering and new debt facility were arranged by a group of financial institutions led by Banc of America Securities LLC. As a result of the Acquisition, Duane Reade expects to make a change of control offer to purchase its outstanding Convertible Notes, in the principal amount of $201 million plus accrued and unpaid interest.

The Acquisition was accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” which will result in new valuations for our and our subsidiaries’ assets and liabilities based on fair values as of the date of the acquisition.  These new valuations will be finalized within one year after the closing of the Acquisition and will be the basis for our future impairment evaluations under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Results of Operations

For the second quarter ended June 26, 2004, we achieved net sales of $365.2 million and net income of $3.0 million, or $0.12 per diluted share, compared to net sales of $355.1 million and net income of $4.1 million, or $0.17 per diluted share, in the second quarter of the previous year. Gross profit margins increased from 21.7% last year to 22.0% this year.  The increase was primarily attributable to favorable selling margins and lower shrink losses that more than offset the impact of an increased mix of lower margin pharmacy sales.  Despite the increase in gross profit margins, net income declined principally due to the following factors:

•                  Pre-tax transaction expenses of $1.5 million related to the acquisition of the Company;

•                  A $1.1 million increase in depreciation and amortization expense resulting from the depreciation of capital expenditures made in 2003 and 2004 as well as increases in the amortization of identifiable intangibles;

•                  Pre-tax labor contingency expenses of $1.1 million related to a National Labor Relations Board Administrative Law Judge’s recommendation in a collective bargaining agreement litigation related to the funding of certain employee benefit funds (see Note 3 to the Unaudited Consolidated Interim Financial Statements); and

•                  Increased legal and professional expenses of $0.6 million associated with certain labor issues, our attempt to recover the balance of our World Trade Center business interruption insurance claim and various other matters.

Thirteen Weeks Ended June 26, 2004 versus Thirteen Weeks Ended June 28, 2003

The following sets forth the results of operations for the periods indicated:

	13 Weeks Ended
	June 26, 2004		June 28, 2003
In thousands, except percentages	Dollars	% of Sales	Dollars	% of Sales
Net sales	$365,206	100.0%	$355,146	100.0%
Cost of sales	285,018	78.0	278,171	78.3
Gross profit	80,188	22.0	76,975	21.7
Selling, general & administrative expenses	59,924	16.4	57,260	16.1
Labor contingency expense	1,100	0.3	—	0.0
Transaction expenses	1,516	0.4	—	0.0
Depreciation and amortization	9,239	2.5	8,154	2.3
Store pre-opening expenses	209	0.1	229	0.1
Operating income	8,200	2.2	11,332	3.2
Interest expense, net	3,257	0.9	3,549	1.0
Debt extinguishment	—	0.0	—	0.0
Income before income taxes	4,943	1.4	7,783	2.2
Income taxes	1,976	0.5	3,725	1.0
Net income	$2,967	0.8%	$4,058	1.1%

Net sales were $365.2 million in the second quarter of 2004, an increase of 2.8% over net sales of $355.1 million for the second quarter of 2003. Same-store sales increased by 0.4% over the second quarter last year with the balance of the increase coming from the full quarterly results of four net new stores opened in the second quarter last year and 11 net new stores opened since the end of last year’s second quarter.

Pharmacy sales increased from $155.2 million in the second quarter of 2003 to $165.4 million in the second quarter of 2004, an increase of 6.5%, and represented 45.3% of total sales, as compared with 43.7% of total sales in the second quarter of 2003. Pharmacy same-store sales increased by 4.6% over last year, and third-party reimbursed pharmacy sales represented 92.2% of total pharmacy sales compared to 91.3% in the second quarter of 2003. Pharmacy same-store sales continued to experience the general industry trend of reduced growth rates experienced during fiscal 2003.  The major factors driving the slower sales growth rates in pharmacy were the trends toward increases in third party plan customer co-payments, reduced sales of hormonal replacement drugs, limitations on maximum reimbursements for certain generic medications by third party plans, increased penetration by mail order and internet-based pharmacies and continued high rates of unemployment that have reduced the number of customers covered by insured plans.

Front-end sales decreased from $199.9 million in the second quarter of 2003 to $199.8 million in the second quarter of 2004, a decrease of 0.1%, and represented 54.7% of total sales, as compared to 56.3% of total sales in the second quarter of 2003. Front-end same-store sales declined by 2.8%, partly due to declining tobacco sales in metro New York City, which has experienced increased restrictions on smoking in public places along with higher taxes on tobacco products.  Excluding tobacco sales, front-end same-store sales decreased by approximately 1.6%. We believe that the remaining decline in same-store front-end sales is largely attributable to the continued high unemployment rates in New York City that have restrained consumer demand.

We opened four new stores during the second quarter of both 2004 and 2003. At June 26, 2004, we operated 247 stores, as compared to 236 stores at June 28, 2003.

Cost of sales as a percentage of net sales decreased to 78.0% for the second quarter of 2004 from 78.3% for the second quarter of 2003, resulting in an increase in gross profit margin to 22.0% for the second quarter of 2004 from 21.7% for the second quarter of 2003.  This increase was primarily attributable to higher front-end selling margins and reduced shrink losses that more than offset the impact of an increased mix of lower margin pharmacy sales. These improvements were also partially offset by higher store occupancy costs primarily resulting from higher rent expense attributable to new stores and store relocations. Cost of sales also includes (i) a $0.2 million LIFO provision in both the current and prior years and (ii) real-estate related income amounting to $1.2 million and $0.1 million in the second quarter of 2004 and 2003, respectively.

Selling, general and administrative expenses were $59.9 million, or 16.4% of net sales, and $57.3 million, or 16.1% of net sales, in the second quarters of 2004 and 2003, respectively.  The increase in these expenses as a percentage of sales is primarily attributable to the higher legal and professional expenses discussed above and higher insurance costs.

Depreciation and amortization of intangibles in the second quarters of 2004 and 2003 were $9.2 million and $8.2 million, respectively.  This increase resulted from the depreciation of capital expenditures made in 2003 and 2004 as well as increases in the amortization of identifiable intangibles, a major portion of which resulted from pharmacy acquisitions completed since the second quarter of 2003.

We incurred store pre-opening expenses of $0.2 million, related to the opening of four new stores, during the second quarter of both 2003 and 2004.

Net interest expense decreased 8.2% to $3.3 million in the second quarter of 2004 from $3.5 million in the second quarter of 2003.  This decline was primarily attributable to the lower average interest rates on our outstanding revolving credit borrowings in the current year, as compared to the interest rates incurred on our revolving credit and term loan borrowings in the prior year.

In the second quarter of 2004, we recorded an income tax provision of $2.0 million, reflecting an estimated annual effective tax rate of 40.0%, inclusive of the anticipated benefits of employment tax credits. In the comparable period last year, the income tax provision of $3.7 million reflected an estimated effective tax rate of 44.0%, inclusive of the anticipated benefits of employment tax credits, as well as a retroactive adjustment to the first quarter’s tax expense, which had been previously recorded at an effective rate of 38.0%. The increase in last year’s second quarter effective tax rate reflected New York State legislation passed in May 2003 which retroactively eliminated certain tax deductions attributable to royalty companies. The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs. The decrease in the current year’s effective rate reflects the combined impact of the employment tax credits and the reduced levels of pre-tax income generated by the Company.

Twenty-Six Weeks Ended June 26, 2004 versus Twenty-Six Weeks Ended June 28, 2003

The following sets forth the results of operations for the periods indicated:

	26 Weeks Ended
	June 26, 2004		June 28, 2003
In thousands, except percentages	Dollars	% of Sales	Dollars	% of Sales
Net sales	$714,756	100.0%	$688,768	100.0%
Cost of sales	558,802	78.2	541,604	78.6
Gross profit	155,954	21.8	147,164	21.4
Selling, general & administrative expenses	118,567	16.6	110,834	16.1
Labor contingency expense	2,200	0.3	—	0.0
Transaction expenses	2,619	0.4	—	0.0
Depreciation and amortization	18,305	2.6	15,712	2.3
Store pre-opening expenses	365	0.1	644	0.1
Operating income	13,898	1.9	19,974	2.9
Interest expense, net	6,694	0.9	7,066	1.0
Debt extinguishment	—	0.0	105	0.0
Income before income taxes	7,204	1.0	12,803	1.9
Income taxes	2,880	0.4	5,633	0.8
Net income	$4,324	0.6%	$7,170	1.0%

Net sales were $714.8 million in the first six months of 2004, an increase of 3.8% over net sales of $688.8 million for the first six months of 2003. Same-store sales increased by 1.0% over the first six months last year with the balance of the increase coming from the full six month results of eight net new stores opened in the first six months last year and 11 net new stores opened since the end of last year’s second quarter.

Pharmacy sales increased from $299.1 million in the first six months of 2003 to $323.9 million in the first six months of 2004, an increase of 8.3%, and represented 45.3% of total sales, as compared with 43.4% of total sales in the first six months of 2003. Pharmacy same-store sales increased by 5.5% over last year, and third-party reimbursed pharmacy sales represented 92.1% of total pharmacy sales compared to 91.2% in the first six months of 2003. Pharmacy same-store sales continued to experience the general industry trend of reduced growth rates experienced during fiscal 2003.  The major factors driving the slower sales growth rates in pharmacy were the trends toward increases in third party plan customer co-payments, reduced sales of hormonal replacement drugs, limitations on maximum reimbursements for certain generic medications by third party plans, increased penetration of mail order and internet based pharmacies and continued high rates of unemployment that have reduced the number of customers covered by insured plans.

Front-end sales increased from $389.7 million in the first six months of 2003 to $390.9 million in the first six months of 2004, an increase of 0.3%, and represented 54.7% of total sales, as compared to 56.6% of total sales in the first six months of 2003. Front-end same-store sales declined by 2.5%, largely due to declining tobacco sales in metro New York City, which has experienced increased restrictions on smoking in public places along with higher taxes on tobacco products.  Excluding tobacco sales, front-end same-store sales decreased by approximately 1.1%. We believe that the remaining decline in same-store front-end sales is largely attributable to the continued high unemployment rates in New York City that have restrained consumer demand.

During the first six months of 2004, we opened seven new stores and closed one store, as compared to 11 stores opened and three stores closed in the comparable period last year.

Cost of sales as a percentage of net sales decreased to 78.2% for the first six months of 2004 from 78.6% for the first six months of 2003, resulting in an increase in gross profit margin to 21.8% for the first six months of 2004 from 21.4% for the first six months of 2003.  This increase was primarily attributable to higher front-end selling margins and reduced shrink losses, partially offset by the impact of an increased mix of lower margin pharmacy sales. These improvements were partially offset by higher store occupancy costs primarily resulting from higher rent expense attributable to new stores and store relocations. Cost of sales also includes (i) a $0.5 million

LIFO provision in the current year, as compared to a LIFO provision of $0.3 million in the prior year, and (ii) real-estate related income of $2.0 million and $1.3 million in the first six months of 2004 and 2003, respectively.

Selling, general and administrative expenses were $118.6 million, or 16.6% of net sales, and $110.8 million, or 16.1% of net sales, in the first six months of 2004 and 2003, respectively.  The increase in these expenses as a percentage of sales is primarily attributable to the higher legal and professional expenses discussed above, severance costs associated with certain administrative staff reductions incurred during the first quarter and higher insurance costs.

Depreciation and amortization of intangibles in the first six months of 2004 and 2003 were $18.3 million and $15.7 million, respectively.  This increase resulted from the depreciation of capital expenditures made in 2003 and 2004 as well as increases in the amortization of identifiable intangibles, a major portion which resulted from pharmacy acquisitions completed since the beginning of 2003.

We incurred store pre-opening expenses of $0.4 million during the first six months of 2004 related to the opening of seven new stores.  During the comparable period last year, we incurred pre-opening expenses of $0.6 million related to the opening of 11 new stores.

Net interest expense decreased 5.3% to $6.7 million in the first six months of 2004 from $7.1 million in the first six months of 2003.  This decline was primarily attributable to the lower average interest rates on our outstanding revolving credit borrowings in the current year, as compared to the interest rates incurred on our revolving credit and term loan borrowings in the prior year.

In the first six months of 2003, we recorded a debt extinguishment charge of $0.1 million, reflecting the payment of early termination premiums related to the retirement of the $1.6 million outstanding balance of the 9.25% senior notes and the write-off of the remaining deferred financing costs associated with those notes.

In the first six months of 2004, we recorded an income tax provision of $2.9 million, reflecting an estimated annual effective tax rate of 40.0%, inclusive of the anticipated benefits of employment tax credits. In the comparable period last year, the income tax provision of $5.6 million reflected an estimated effective tax rate of 44.0%, inclusive of the anticipated benefits of employment tax credits.  The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs. The decrease in the effective rate reflects the combined impact of the employment tax credits and the reduced levels of pre-tax income generated by the Company.

Liquidity and Capital Resources

Working Capital and Cash Flow

Working capital was $232.8 million as of June 26, 2004 and $227.6 million as of December 27, 2003. The increase was primarily due to reduced levels of accounts payable related to the timing of merchandise purchases. Generally, working capital increases at the beginning of each month when we draw on our asset-based revolving loan facility to pay operating expenses and decreases at the end of each month as we repay those borrowings.

For the first six months of 2004, net cash provided by operating activities was $20.0 million, as compared to $14.0 million in the first six months of 2003. The increase was principally due to reduced merchandise purchases during the first six months of 2004 and the collection of certain property insurance claims amounting to $1.3 million.

Net cash used in investing activities was $27.7 million during the first six months of 2004, compared to $35.7 million during the first six months of 2003.  In the first six months of 2004, capital expenditures, primarily related to new store openings and the remodeling of existing locations, were $16.2 million, while lease acquisition, pharmacy customer file and other costs accounted for $11.5 million of cash used in investing activities.  In the first six months of 2003, we spent $25.8 million on capital expenditures and $9.9 million on lease acquisition, pharmacy customer file and other costs.

Net cash provided by financing activities was $7.7 million for the first six months of 2004, compared to $18.8 million for the first six months of 2003. The decrease of $11.1 million reflects the improved level of cash flow generated by reduced investing activities and increased cash flow from operations discussed above.

The Acquisition

The July 30, 2004 Acquisition was financed as an all cash transaction whereby our common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest. The total transaction value, including transaction expenses and the repayment of indebtedness was approximately $744 million, which was funded through new equity investments of approximately $244 million and debt of approximately $500 million. Upon closing of the Acquisition, we had approximately $93.3 million of borrowing availability under our amended asset-based revolving loan facility.

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened a total of 17 stores in 2003, a decline from 32 stores opened in 2002 and 31 stores opened in 2001. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 8-10 additional new stores during the remainder of this year (a total of 15-17 for all of 2004), and 10-12 new stores in each of fiscal 2005 through fiscal 2008. We expect to spend approximately $40.0 million in 2004 on capital expenditures, primarily for new, renovated and replacement stores, and an additional $14 million - $17 million for lease acquisition, pharmacy customer files and other costs. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements

Other Factors Influencing our Liquidity

Ten of our stores that generated 4.1% of our net sales in fiscal 2003 have leases that are scheduled to expire before the end of 2005. One of these leases has a renewal option.  We believe that we will be able to renew the expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

As of June 26, 2004, approximately 4,500 of our approximately 6,300 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreement with Local 340A New York Joint Board, UNITE AFL-CIO (“UNITE”), who represents approximately 700 of our employees in 113 stores, expired on March 31, 2004. The terms of the expired contract have been extended by the mutual consent of UNITE and Duane Reade through August 31, 2004 while we continue to negotiate the terms of a new agreement.

Under an employment agreement with our Chairman and CEO originally entered into in 1997 and subsequently amended in 2000 and 2001, and then amended and restated in 2002, and again amended and restated in connection with the completed Acquisition, we were required to fund premiums for a split dollar life insurance policy that will provide certain post-retirement benefits. During fiscal 2003 and fiscal 2004, the annual premiums amounted to $5.0 million, and are scheduled to remain at $5.0 million per year through 2010. The enactment of the Sarbanes-Oxley Act has resulted in the need for additional guidance concerning the permissibility of split dollar life insurance policies for executives.  While we believe this split dollar policy is permitted under current interpretations of the legislation, there can be no assurance that further interpretations or guidance to be provided by the SEC concerning this legislation will concur.  Upon completion of the Acquisition, under Mr. Cuti’s employment agreement, we have the opportunity to elect to terminate the split dollar life insurance contract in exchange for, among other things, the payment to Mr. Cuti of $6.5 million on or prior to December 1, 2004, $14.0 million on or prior to January 1, 2005 and $4.0 million on or prior to June 30, 2005, and we expect to make that termination election. The parties to Mr. Cuti’s employment agreement are considering accelerating a portion of the first payment of $6.5 million in an amount up to $1.5 million to be paid prior to December 1, 2004. A portion of these payment obligations will be satisfied either using the cash surrender value of the split dollar life insurance contract at the time we elect to terminate it (approximately $14.0 million as of August 2, 2004) or by transferring ownership of the split dollar life insurance contract to Mr. Cuti.

As of June 26, 2004, there were no material changes in the Contractual Obligations and Commitments disclosed in our Annual Report on Form 10-K/A for the year ended December 27, 2003, except that we paid the annual $5.0 million premium due in connection with the CEO Split Dollar Life Insurance Policy on January 26, 2004. The remaining fixed premium obligation under the terms of this policy amounts to $30.0 million subject to the early termination provision described above.

We are party to multi-year, merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, our primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by us, subject in some cases to specified termination payments, none of which would constitute a material adverse effect on our financial position, results of operations or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier.

In connection with the Acquisition, Mr. Cuti was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings consisting of options to purchase shares of Duane Reade Holdings common stock and a profits interest in Duane Reade Shareholders.  Upon the occurrence of certain events, including the fifth anniversary of the effective date of the Acquisition, Mr. Cuti will have the right to require us to purchase for cash over a two year period all or a portion of these equity interests as he may designate, at fair market value determined in accordance with a formula.  The profits interest and options will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, respectively, appreciate following the Acquisition.  Mr. Cuti’s purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of us, Duane Reade Shareholders or Duane Reade Holdings.  Mr. Cuti’s purchase right will also terminate upon certain public offerings by us, Duane Reade Shareholders or Duane Reade Holdings.

At June 26, 2004 we recorded a litigation-related non-current liability of $14.8 million in connection with a National Labor Relations Board Administrative Law Judge recommendation in a litigation-related matter with the Allied Trades Council, a union representing employees in 139 of our stores. Because this recommendation is only the initial phase of a complex administrative and judicial process, the ultimate outcome, financial impact and related timing of any future cash disbursement relating to this matter can not be determined at this time. This matter is more fully described in Note 3 to the Unaudited Consolidated Interim Financial Statements.

We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments detailed in the Contractual Obligations and Commitments table presented in our Annual Report on Form 10-K/A for the year ended December 27, 2003.

Long Term Debt

Prior to the Acquisition, our debt structure had two primary components, consisting of Convertible Notes and the Credit Agreement.

Convertible Notes

The Convertible Notes were issued on April 16, 2002 at a discounted value equivalent to 57.276% of face value.  The Convertible Notes pay cash interest semiannually at a rate of 2.1478% of face value for the first five years and thereafter accrue original issue discount at a semi-annual bond equivalent rate of 3.75% yield to maturity on April 16, 2022. The Convertible Notes are convertible into shares of our common stock upon the occurrence of certain specified events. Holders of the Convertible Notes may require us to purchase all or a portion of the Convertible Notes on each of the 5, 10 and 15-year anniversaries of the issuance date at pre-specified prices. We may redeem for cash all or a portion of the Convertible Notes at any time after April 16, 2007 at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date. The Acquisition was deemed a “change of control” under the indenture governing the senior convertible notes. Within 15 days after the completion of the Acquisition, we will be required to notify the holders of our Convertible Notes of their option to require us to purchase the notes within 30 business days after the completion of the Acquisition, at a cash price equal to the sum of the issue price plus accrued original issue discount and cash interest, if any, on such notes to the date of purchase. We expect that the holders of all or substantially all of our Convertible Notes will exercise their repurchase rights and we expect to fund the repurchase price from the funds raised to finance the Acquisition. Until such Convertible Notes are fully redeemed, our borrowing availability under our revolving credit facility will be reduced by the issue price of any unredeemed senior convertible notes less any specific financing funds placed into a separate escrow account for the express purpose of redeeming such notes.

In connection with the consummation of the Acquisition, we, Duane Reade Shareholders, LLC, the indirect parent of Duane Reade Acquisition Corp. and each of our subsidiaries that are guarantors of the Convertible Notes entered into a supplemental indenture.  Pursuant to the supplemental indenture, as a result of the merger of Duane Reade Acquisition Corp. with and into Duane Reade Inc., the Convertible Notes may only be converted into the right to receive from us $16.50 (in cash and without interest) per share of our common stock issuable to a holder of Convertible Notes in connection with such conversion.

Credit Agreement

On July 21, 2003, we completed the refinancing of the Fourth Amended and Restated Credit Agreement entered into by us on July 10, 2001 (the “Senior Credit Agreement”). This credit facility (the “Credit Agreement”) is an asset-based revolving loan which uses a pre-determined percentage of the current value of our inventory, customer prescription files and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. Our obligations under the Credit Agreement are collateralized by substantially all of our assets. In addition, the Credit Agreement has been guaranteed by each of our corporate subsidiaries, and such guarantees are collateralized by substantially all assets of such guarantors.  The Credit Agreement matures on July 20, 2008.

The Credit Agreement contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the Credit Agreement. Borrowings under the Credit Agreement have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant did not become applicable during the period. There are no credit ratings related triggers in the Credit Agreement or in the indenture related to the Convertible Notes.

At June 26, 2004 there was $77.3 million outstanding under the revolving credit facility, and approximately $119.8 million of remaining availability, net of $2.9 million reserved for standby letters of credit.

On July 22, 2004, in connection with the anticipated consummation of the Acquisition, the Credit Agreement was amended (the “Amended Credit Agreement”) to increase our borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of our inventory, customer prescription files and selected accounts receivable. The Amended Credit Agreement includes a $50 million sub-limit for the issuance of letters of credit.  Obligations under this amended asset-based revolving loan facility are secured by a first priority security interest in inventory, receivables, pharmacy prescription files and certain other current assets. We and Duane Reade, a New York general partnership which is our principal operating company and of which we are a general partner (“Duane Reade GP”), are co-obligors under the amended facility. The amended facility is guaranteed by Duane Reade Holdings and each of our domestic subsidiaries other than Duane Reade GP. Revolving loans under the Amended Credit Agreement will, at our option, bear interest at either (i) a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, to be determined based on levels of borrowing availability reset each fiscal quarter or (ii) a rate equal to the prime rate of Fleet Retail Group Inc. plus a margin of from 0.00% to 0.50%, to be determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based.

Acquisition-Related Debt Financings

Senior Term Loan Facility

On July 30, 2004, in connection with the Acquisition, we entered into a Senior Term Loan Facility (the “Senior Term Loan”) in the principal amount of $155 million. This loan will mature on July 30, 2010. While there are no scheduled principal payments over its term, we will be required to prepay the senior term loans together with accrued interest thereon, with (a) all net cash proceeds (i) from sales of property and assets by Duane Reade Holdings and its subsidiaries (excluding sales of inventory in the normal course of business and certain other exceptions described in the Senior Term Loan), (ii) of extraordinary receipts as defined in the Senior Term Loan and (iii) from the issuance or incurrence of additional debt of Duane Reade Holdings or any of its subsidiaries other than certain identified indebtedness permitted under the Senior Term Loan, (b) 50.0% of all net cash proceeds from the issuance of additional equity of Duane Reade Holdings or any of its subsidiaries (excluding equity issued to Oak Hill or its affiliates) and (c) 50.0% of excess cash flow of Duane Reade Holdings and its subsidiaries.  Loans under the Senior Term Loan facility will, at our option, bear interest at a rate per annum of (i) the reserve-adjusted LIBOR plus an applicable margin of 3.25%; or (ii) 2.25%, plus the higher of (a) the prime rate of Bank of America, N.A. and (b) the Federal Funds rate plus 0.50%. Duane Reade GP became a co-obligor under the Senior Term Loan upon the closing of the Acquisition.  All obligations under the Senior Term Loan will be guaranteed by Duane Reade Holdings and each of our existing and future direct and indirect subsidiaries, other than Duane Reade GP and certain foreign subsidiaries. The Senior Term Loan is secured by a first priority security interest in substantially all of our assets other than those assets in which the lenders under the Amended Credit Agreement have a first priority interest.  The Senior Term Loan is also secured by a second priority security interest in all collateral pledged on a first priority basis to lenders under the Amended Credit Agreement.  The Senior Term Loan also contains affirmative and negative covenants customary for a senior term loan facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, joint ventures, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions.  The Senior Term Loan also requires Duane Reade Holdings and its subsidiaries to maintain a maximum leverage ratio and a minimum interest coverage ratio. There are no credit related triggers in the Senior Term Loan Facility or in the senior subordinated notes described below.

$195 Million 9 3/4% Senior Subordinated Notes Due 2011

On July 30, 2004, upon completion of the Acquisition, we entered into an Indenture Agreement for $195 million of 9 3/4% Senior Subordinated Notes due 2011 (the “Senior Notes”).  These notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1, commencing February 1, 2005. These notes are unsecured obligations and subordinated in right of payment to all of our existing and future unsubordinated indebtedness, including borrowings under the Amended Credit Agreement and the Senior Term Loan. The notes rank equally with our senior subordinated indebtedness and senior to our subordinated indebtedness. These notes are guaranteed on an unsecured senior subordinated basis by all of our existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the Senior Notes. We may redeem the notes, in whole or in part, at any time on or after August 1, 2008, at a redemption price of 104.875% declining to par on August 1, 2010, plus accrued and unpaid interest. In addition we can redeem up to 35% of the Senior Notes before August 1, 2007 with the net cash proceeds from certain equity offerings. Upon the occurrence of specified change of control events, we will be required to make an offer to repurchase all of the Senior Notes at 101% of the outstanding principal amount of the notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the Senior Notes contains certain affirmative and negative covenants that limit our ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the Senior Notes and to make certain other restricted payments, incur certain liens, to use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by our subsidiaries. Under a registration rights agreement entered into as part of the offering of the Senior Notes, we are required to (i) file a registration statement within 120 days after the completion of the Acquisition, (ii) use our reasonable best efforts to cause the registration statement to become effective within 180 days after the completion of the Acquisition and (iii) use our reasonable and best efforts to complete the exchange offer within 210 days after the Acquisition is completed.

Liquidity Assessment

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including the Oak Hill equity contribution of approximately $240 million discussed above, revolving loan borrowings under our Amended Credit Agreement, our $155 million Senior Term Loan and the $195 million Senior Notes will be adequate for the payment of all of our obligations in connection with the Acquisition and for at least the next two years to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $47.4 million and $42.5 million in fiscal 2003 and fiscal 2002, respectively, as well as our cash flow from operations of $20.0 million in the 26 weeks ended June 26, 2004, and the significant additional borrowing capacity under our Amended Credit Agreement which amounted to approximately $93.3 million upon the completion of the Acquisition. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, further declines in the New York City economy, increases in competitive activity, additional adverse legislative changes or a major disruption of our business in our markets from a terrorist event or natural disaster. Our borrowings under our amended Credit Agreement bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K/A for the year ended December 27, 2003 are those that depend most heavily on these judgments and estimates.  At June 26, 2004, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 27, 2003 or the 26 weeks ended June 26, 2004.

Recently Issued Accounting Pronouncements

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, we adopted the disclosure-only provisions of FAS No. 148 effective in 2002.

ITEM 3. MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding under our Credit Agreement was approximately $77.3 million at June 26, 2004. At June 26, 2004, the weighted average combined interest rate in effect on all borrowings under the Credit Agreement was 3.12%. A 0.50% change in interest rates applied to the $77.3 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $0.4 million. In addition, we also have $201.0 million of Convertible Notes outstanding at June 26, 2004. The Convertible Notes bear interest payable semi-annually at a fixed rate of 3.75%, and are therefore not subject to risk from interest rate fluctuations.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 4. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)         Changes in Internal Controls over Financial Reporting.  During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting, or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are party to legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a materially adverse effect on the financial position, results of operations or cash flows of our company. In addition, we are a party to the following legal actions and matters:

During 2002, we initiated a legal action against our former property insurance carrier, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim originating from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. The claim is pending before the United States District Court for the Southern District of New York. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether we would have obtained a renewal of our lease at the World Trade Center. We have received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The appraisal process involves two appraisers and an umpire (to resolve differences between the two appraisers) who will determine the amount of insured loss we have sustained. The insurance carrier has appealed a number of rulings by the trial court. In light of both the early stage of the appraisal process and the inherent uncertainty in litigation relating to our appeal, the amount of additional insurance proceeds, if any, that we may collect under the terms of our insurance contract with the defendant cannot be reasonable predicted or determined at this time, and therefore, the Company has not accrued any additional income related to this potential settlement. In fiscal 2002, we received an advance of approximately $9.4 million toward the business interruption claim that was recognized as a separate component of income in the consolidated statement of income. In the event of an unfavorable outcome to us, this amount would not be required to be returned to the insurance company.

Duane Reade Inc., Anthony J. Cuti, our Chairman, President and Chief Executive Officer, John K. Henry, our Senior Vice President and Chief Financial Officer and Gary Charboneau, our Senior Vice President of Sales and Marketing have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased our common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which seeks an unspecified amount of damages, alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted our motion to dismiss the plaintiff’s action, with prejudice. The plaintiffs have filed an appeal. We continue to believe that the plaintiffs’ actions are completely baseless and wholly without merit, and intend to continue to vigorously defend ourselves.

We are a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to us. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against us. In December 2003, we settled the issue of the amount of our liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with our previously established reserves. The amount of attorney’s fees owed to the plaintiffs’ attorneys remains an open issue in the case and we plan to vigorously defend claims by these attorneys for fees. It is not anticipated that the amount of attorneys’ fees that would be required to be paid in this matter would be material to our business and operations.

We are a party to related lawsuits, Irving Kroop, et al. v. Duane Reade, NY, NY et al., 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that we did not make certain required contributions to these funds from January 2000 through August 2001. The plaintiffs have recently filed a motion seeking summary judgment of $2.29 million of claims for alleged underfunding, including related penalties and interest. In addition, at various times, the plaintiffs have stated that they believe we may owe additional amounts. However, any additional amounts that the plaintiffs may claim are not known at this time. We have filed a motion opposing these claims. We believe that we have made sufficient contributions to these funds and that we have meritorious defenses to the claims being made by these funds. Accordingly, we intend to vigorously defend ourselves in these matters. At this time, it is not possible to determine the ultimate outcome of this case or the actual amount of liability we may face, if any.

We are a party to a National Labor Relations Board (“NLRB”) administrative proceeding regarding a dispute with the Allied Trade Council (“ATC”) over whether a negotiating impasse was reached between us and the union in August of 2001. The ATC represents employees in 139 of our stores in a collective bargaining agreement that expired on August 31, 2001. Our employees have been working pursuant to the terms of our December 6, 2001 implemented contract with the ATC, which expires on August 31, 2004. We believe an impasse did in fact occur and as a result, we had the right to implement our latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401k retirement program. We discontinued making additional payments into the various funds associated with the union as we were providing many of these benefits on a direct basis and because our past contributions to these funds had caused these funds to be in a position of excessive overfunding. In addition, we had concerns that our past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of our employees. On February 18, 2004, an Administrative Law Judge (“ALJ”) who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for us to make our employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. If this recommendation is adopted by the full NLRB and enforced by the circuit court of appeals, it could result in our being required to contribute amounts that have yet to be determined into the union’s pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that we had funded since we implemented our final contract proposal for these same benefits that were paid for our ATC employees. Because this is just the first phase of a long and complicated administrative process likely to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The ALJ’s recommendation is not a binding order and has no force and effect of law. Rather, it is a recommendation to the full NLRB in Washington D.C., which will conduct a complete review at some point in the future and decide to uphold, reject or modify the recommendation. The full NLRB decision is also subject to judicial review by the circuit court of appeals and a compliance hearing before any financial remedy can be determined. While there can be no definitive assurance, we have been advised by our outside labor counsel that we have numerous meritorious defenses and arguments in response to the ALJ’s recommendation.

In light of the foregoing, while it is our belief that the final financial outcome of this litigation cannot be determined, under the provisions of Statement of Financial Accounting Standard (“FAS”) No. 5 which addresses contingencies, we recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003 and additional pre-tax charges of $1.1 million in each of the quarters ended March 27, 2004 and June 26, 2004. These charges represent our current best estimate of the loss that would result upon application of the ALJ’s recommendation. We note that such charges were based upon the facts available to us at the time. In our opinion, such charges could be subject to significant modification in the future, upon review by the full NLRB, the Federal Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that we did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through June 26, 2004, reduced by a portion of the benefits we paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until June 26, 2004. While this represents our current best estimate of the ALJ’s recommendation, we believe that the actual range of loss in this matter could be from $0, if the ALJ’s recommendation is not followed, to approximately $29 million, if the ALJ’s recommendation is upheld and there is no offset for any benefits paid over this period.

Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, we will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charge recorded in the 2003 financial statements. We currently estimate that the pre-tax charge in 2004 will approximate $4.4 million.

We are involved in an ongoing dispute with Cardinal Health, one of our former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. Duane Reade is seeking from Cardinal an unspecified amount of damages and punitive damages of at least $20 million. Cardinal is seeking approximately $18 million in damages plus attorney’s fees and interest. While there can be no definitive assurance, we believe we have counterclaims that offset the claims against us by Cardinal, as well as meritorious defenses to these claims, and plan to vigorously pursue our affirmative claims and to vigorously defend ourself in this action. Non-party discovery in the case has concluded and it is expected to go to trial sometime in 2004.

A New York State Tax Appeals Tribunal ruling in a matter involving another company may have an adverse impact upon our New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling of the Tribunal is subject to further legal appeal and interpretation in light of our own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by us at this time.

Litigation Relating to the Merger Transaction

We are aware of six purported class action complaints challenging the merger transaction consummated by us and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending, but has not been served on Duane Reade. The Delaware Complaints name Mr. Cuti and certain other members of our board of directors and executive officers as well as Duane Reade Inc. as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of our board of directors and executive officers as well as Duane Reade Inc. as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint (the “Consolidated Complaint”).

The Consolidated Complaint alleges that defendants failed to disclose material information in the preliminary proxy statement, which was filed with the SEC on March 19, 2004.  Specifically, the Consolidated Complaint alleges that the defendants failed to disclose: (1) the precise nature of the “Current Employment Agreement Estimated Payments,” as that term is used in the preliminary proxy, and the reasons for these payments; (2) the materials and data purportedly used by Bear Stearns in calculating the “Current Employment Agreement Estimated Payments,” instead of the disclosure in the preliminary proxy statement that these calculations were “approximations based on various assumptions since the precise amounts payable would require actuarial or other expert valuation,” even though Bear Stearns allegedly relied on these calculations; (3) the methodology, projections and other information used by Bear Stearns to calculate the estimated present value of the company; and (4) that the merger consideration represented an approximately 11.7% premium based upon the trading price of Duane Reade shares on December 22, 2003, instead of the disclosure in the preliminary proxy that shareholders would be receiving a much higher premium of 22.0%.  The Consolidated Complaint and the New York Complaint allege, among other things, that the defendants purportedly breached duties owed to Duane Reade’s stockholders in connection with the transaction by failing to: (a) appropriately value Duane Reade as a merger candidate; (b) expose Duane Reade to the marketplace in an effort to obtain the best transaction reasonably available, including to market Duane Reade to industry participants; and (c) adequately ensure that no conflicts of interest exist between defendants’ own interests and their fiduciary obligation to maximize stockholder value.  Plaintiffs seek, among other things: an order that the complaints are properly maintainable as a class action; a declaration that defendants have breached their fiduciary duties and other duties; injunctive relief; an unspecified amount of monetary damages; attorneys’ fees, costs and expenses; and such other and further relief as the court may deem just and proper.  We believe these lawsuits are without merit and plan to defend these lawsuits vigorously.

ITEM 2.  Changes in Securities and Use of Proceeds

Not applicable

ITEM 3.  Defaults Upon Senior Securities

Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

On July 26, 2004, the Company held a special meeting of stockholders to consider the merger agreement. At that meeting, a total of 17,706,765 shares were voted in person and by proxy, representing 72.2% of the total number of eligible voting shares. Of this amount, 15,436,702 shares were voted in favor of adopting the merger agreement, 2,267,843 shares were voted in opposition to the adoption of the merger agreement and 2,220 shares abstained from voting.  As a result of the stockholders’ approval of the merger agreement and the satisfaction of all other conditions to the merger, the merger and related financings were consummated on July 30, 2004.

ITEM 5.  Other Information

Not applicable

ITEM 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           The following documents are filed as a part of this report:

(i)            Financial Statements

(ii)           Exhibits:

Exhibit No.	Description

2.1

Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2003, by and among Duane Reade Inc., Rex Corner Holdings, LLC and Rex Corner Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

2.1(i)	Amendment No. 1 to the Merger Agreement, dated as of June 10, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2004.)
2.1(ii)	Amendment No. 2 to the Merger Agreement, dated as of June 13, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2004.)
2.1(iii)	Amendment No. 3 to the Merger Agreement, dated as of June 18, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2004.)
3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement No. 333-41239 (the “Common Stock S-1”)).
3.1(ii)

Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 dated July 22, 2001).

3.1(iii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)

Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company’s 9 1/4% Senior Subordinated Notes due 2008 (the “Notes S-1”)).

3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 of the Notes S-1).
3.4(i)

Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company’s Annual Report on Form 10- K for the year ended December 25, 1999 (the “1999 10-K”)).

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
4.2

Second Supplemental Indenture, dated as of May 20, 2002, between Duane Reade Inc., the Subsidiary Guarantors, and State Street Bank, as trustee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2002).
4.3

Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 21, 2002 (the “Convertible Notes S-3”)).

4.4	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
10.1	Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2	Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3	Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.4	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.5	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.6

Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).

10.7

Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001 (the “2001 10-K”)).

10.8	Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.9	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.10

First Amendment to Stockholders and Registration Rights Agreement, dated as of January 16, 2002, by and among Duane Reade Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.9 to the Convertible Notes S-3).

10.11

Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company’s change in accounting method of inventory valuation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002).

10.12

Amended and Restated Employment Agreement, dated August 12, 2002, between the Company and Anthony J. Cuti (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2002).

10.13

Shareholder Rights Agreement, dated as of September 12, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated September 12, 2002).

10.14	Third Amendment to the 1997 Equity Participation Plan, dated May 8, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.15	Employment Letter, dated June 24, 2003, between the Company and Timothy R. LaBeau (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.16

Credit Agreement, dated as of July 21, 2003, among Duane Reade, as the Borrower, Duane Reade Inc. and corporate subsidiaries as the Facility Guarantors, Various Financial Institutions set forth therein, as the Lenders, Fleet National Bank as the Administrative Agent and Issuing Bank, Fleet Retail Finance Inc. as the Collateral Agent, General Electric Capital Corporation as the Syndication Agent for the Lenders and Congress Financial Corporation as the Documentation Agent for the Lenders (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.17

Facility Guarantee, dated as of July 21, 2003, among the Facility Guarantors, Fleet Retail Finance Inc., Fleet National Bank and the Lenders (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.18

Intellectual Property Security Agreement, dated as of July 21, 2003, between Duane Reade, the Facility Guarantors and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.19

Security Agreement, dated as of July 21, 2003, among Duane Reade, the Facility Guarantors, and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.20

Ownership Interest Pledge Agreement, dated as of July 21, 2003, among Duane Reade Inc. and DRI I Inc., and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.21

Amendment No. 1 to Shareholder Rights Agreement, dated as of December 19, 2003, between the Company and EquiServe Trust Company, N.A., as Rights Agent Council (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 (the “2003 10-K”)).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the 2003 10-K).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).
23.1	Consent of Independent Accountants (incorporated by reference to Exhibit 23.1 to the 2003 10-K).
23.2	Consent of Independent Accountants (incorporated by reference to Exhibit 23.2 to the 2003 10-K).
31.1 *	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer (“CEO”).
31.2 *	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer (“CFO”).
32.0 *	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*  filed herewith

(b)                                 Reports on Form 8-K:

On June 14, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the First and Second Amendments to the Agreement and Plan of Merger (the “Merger Agreement”), in connection with the proposed acquisition of the Company by affiliates of Oak Hill Capital Partners L.P. (“Oak Hill”).

On June 21, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Third Amendment to the Merger Agreement, in connection with the proposed acquisition of the Company by affiliates of Oak Hill.

On June 30, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the filing of the Company’s definitive proxy statement in connection with the proposed acquisition of the Company by affiliates of Oak Hill.

On July 9, 2004, the Company filed a Current Report on Form 8-K which contained relevant financial information not previously publicly released, such information having been provided to various lenders that same day in connection with the proposed acquisition of the Company by affiliates of Oak Hill.

On July 19, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Company’s actual (unaudited) financial results for the 13 and 26 weeks ended June 26, 2004 and the Company’s projected financial results for the remainder of the 2004 fiscal year.

On July 26, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the completion of an amendment to the Company’s Credit Agreement and the pricing of the Company’s Senior Subordinated Notes.

On July 27, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the successful stockholder vote in connection with the proposed acquisition of the Company by affiliates of Oak Hill.

On August 2, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the consummation of the Company’s acquisition by affiliates of Oak Hill.

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

Dated:	August 5, 2004

DUANE READE, Inc.
(Registrant)

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 5, 2004.

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

Dated:	August 5, 2004

DRI I Inc.

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 5, 2004 by:

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 5, 2004

DUANE READE

By:	DRI I Inc., a general partner	By:	Duane Reade Inc., a general partner

By:	/s/ John K. Henry	By:	/s/ John K. Henry
Name:	John K. Henry	Name:	John K. Henry
Title:	Senior Vice President and Chief Financial Officer	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 5, 2004 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

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

Dated:	August 5, 2004

DUANE READE REALTY, Inc.

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 5, 2004 by:

SIGNATURES	TITLES

/s/ Anthony J. Cuti	President and Chief Executive Officer and Director
Anthony J. Cuti	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 5, 2004

DUANE READE INTERNATIONAL, Inc.

		By:	/s/ John K. Henry
			Name:	John K. Henry
			Title:	Senior Vice President and Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 5, 2004 by:

SIGNATURES	TITLES

/s/ Gary Charboneau	President and Chief Executive Officer and Director
Gary Charboneau	(Principal Executive Officer)

/s/ John K. Henry	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)